Form 10-Q
period 2025-03-31
EAGLE FINANCIAL SERVICES INC
filed 2025-05-14
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 8, 2025 was 5,378,362.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)	*
Assets
Cash and due from banks	$16,527	$13,129
Interest-bearing deposits with other institutions	187,018	162,595
Federal funds sold	61,401	17,435
Total cash and cash equivalents	$264,946	$193,159
Securities available for sale, at fair value, amortized cost of $118,263 and $144,929, respectively	109,870	121,330
Restricted investments, at cost	4,974	7,557
Loans held for sale	3,173	2,660
Loans	1,452,264	1,467,049
Allowance for credit losses	(15,282)	(15,027)
Net Loans	$1,436,982	$1,452,022
Bank premises and equipment, net	14,625	14,339
Bank owned life insurance	30,894	30,621
Other assets	39,013	44,527
Total assets	$1,904,477	$1,866,215
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$421,342	$406,180
Savings and interest bearing demand deposits	697,679	679,330
Time deposits	494,770	489,646
Total deposits	$1,613,791	$1,575,156
Federal Home Loan Bank advances, short-term	25,000	25,000
Federal Home Loan Bank advances, long-term	40,000	95,000
Subordinated debt, net of unamortized issuance costs	29,529	29,512
Other liabilities	19,682	22,560
Total liabilities	$1,728,002	$1,747,228
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2025, 5,378,653 including 77,871 shares of unvested restricted stock; issued and outstanding 2024, 3,549,581 including 64,043 shares of unvested restricted stock	13,252	8,714
Surplus	63,922	14,901
Retained earnings	105,928	114,012
Accumulated other comprehensive loss	(6,627)	(18,640)
Total shareholders’ equity	$176,475	$118,987
Total liabilities and shareholders’ equity	$1,904,477	$1,866,215

See Notes to Consolidated Financial Statements

* Derived from the consolidated audited financial statements.

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Interest and Dividend Income
Interest and fees on loans	$19,971	$19,963
Interest and dividends on securities available for sale:
Taxable interest income	695	758
Interest income exempt from federal income taxes	3	5
Dividends	150	156
Interest on deposits in banks	2,644	982
Interest on federal funds sold	39	39
Total interest and dividend income	$23,502	$21,903
Interest Expense
Interest on deposits	$8,504	$7,424
Interest on Federal Home Loan Bank advances	1,308	1,710
Interest on subordinated debt	354	354
Total interest expense	$10,166	$9,488
Net interest income	$13,336	$12,415
Provision for Credit Losses	1,233	475
Net interest income after provision for credit losses	$12,103	$11,940
Noninterest Income
Wealth management fees	$1,681	$1,456
Service charges on deposit accounts	492	454
Other service charges and fees	972	969
(Loss) on the sale of bank premises and equipment	(16)	—
(Loss) on the sale of securities	(12,425)	—
Gain on sale of loans	429	161
Small business investment company income	20	127
Bank owned life insurance income	273	268
Other operating income	20	45
Total noninterest (loss) income	$(8,554)	$3,480
Noninterest Expenses
Salaries and employee benefits	$7,179	$7,185
Occupancy expenses	662	569
Equipment expenses	423	373
Advertising and marketing expenses	183	237
Stationery and supplies	42	24
ATM network fees	362	380
Loss on sale of repossessed assets	133	—
FDIC assessment	322	409
Computer software expense	282	233
Bank franchise tax	367	331
Professional fees	563	506
Data processing fees	550	565
Other operating expenses	1,521	1,565
Total noninterest expenses	$12,589	$12,377
(Loss) income before income taxes	$(9,040)	$3,043
Income Tax (Benefit) Expense	(2,066)	495
Net (Loss) income	$(6,974)	$2,548
(Loss) Earnings Per Share
Net (loss) income per common share, basic	$(1.53)	$0.72
Net (loss) income per common share, diluted	$(1.53)	$0.72

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Net (loss) income	$(6,974)	$2,548
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax of $3,193 and $(480) for the three months ended March 31 2025 and 2024, respectively	12,013	(1,807)
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0 and $(1) for the three months ended March 31, 2025 and 2024, respectively	—	(4)
Total other comprehensive income (loss)	12,013	(1,811)
Total comprehensive income	$5,039	$737

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379
Cumulative effect adjustment for adopton of ASU 2023-02	—	—	(477)	—	(477)
Net income	—	—	2,548	—	2,548
Other comprehensive (loss)	—	—	—	(1,811)	(1,811)
Vesting of restricted stock awards, stock incentive plan (23,557 shares)	59	(59)	—	—	—
Stock-based compensation expense	—	302	—	—	302
Repurchase and retirement of common stock (5,605 shares)	(14)	(155)	—	—	(169)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
March 31, 2024	$8,705	$14,368	$104,449	$(19,817)	$107,705

December 31, 2024	$8,714	$14,901	$114,012	$(18,640)	$118,987
Net loss	—	—	(6,974)	—	(6,974)
Other comprehensive income	—	—	—	12,013	12,013
Vesting of restricted stock awards, stock incentive plan (25,717 shares)	64	(64)	—	—	—
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, public offering, net (1,796,875 shares)	4,492	49,009			53,501
Repurchase and retirement of common stock (7,348 shares)	(18)	(247)	—	—	(265)
Dividends declared ($0.31 per share)	—	—	(1,110)	—	(1,110)
March 31, 2025	$13,252	$63,922	$105,928	$(6,627)	$176,475

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities
Net (loss) income	$(6,974)	$2,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	198	248
Amortization of other assets	245	139
Origination of loans held for sale	(17,432)	(10,755)
Proceeds from sale of loans held for sale	17,343	10,984
Net (gain) on sales of loans	(424)	(161)
Provision for credit losses on loans	1,146	475
(Gain) on the sale of portfolio loans	(5)	—
Loss on the sale and disposal of premises and equipment	16	—
Loss on the sale of repossessed assets	133	—
Loss on the sale of securities	12,425	—
Amortization of subordinated debt issuance costs	17	17
Stock-based compensation expense	323	302
Premium amortization on securities, net	4	68
Bank-owned life insurance income	(273)	(268)
Changes in assets and liabilities:
Decrease in other assets	2,493	2,452
(Decrease) increase in other liabilities	(3,435)	705
Net cash provided by operating activities	$5,800	$6,754
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$3,277	$3,221
Proceeds from the sale of securities available for sale	86,822	—
Purchases of securities available for sale	(75,862)	—
Proceeds from the sale of restricted investments	2,628	950
Purchases of restricted investments	(45)	(621)
Purchases of bank premises and equipment	(537)	(94)
Proceeds from the sale of bank premises and equipment	37	—
Proceeds from the sale of repossessed assets	381	—
Proceeds from the sale of portfolio loans	18,772	—
Net (increase) decrease in loans	(4,752)	23,003
Funding of capital commitments related to other investments	(495)	(664)
Net cash provided by investing activities	$30,226	$25,795
Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$33,511	$(1,459)
Net increase (decrease) in time deposits	5,124	(30,921)
Net increase in federal funds purchased	—	347
Net (decrease) in short-term Federal Home Loan Bank advances	—	(10,000)
Repayments of long-term Federal Home Loan Bank advances	(55,000)	—
Net proceeds from issuance of common stock in public offering	53,501	—
Repurchase and retirement of common stock	(265)	(169)
Cash dividends paid	(1,110)	(1,067)
Net cash provided (used) by financing activities	$35,761	$(43,269)
Increase (decrease) in cash and cash equivalents	$71,787	$(10,720)
Cash and Cash Equivalents
Beginning	193,159	138,353
Ending	$264,946	$127,633
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$10,576	$9,923
Income taxes	$—	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$15,206	$(2,287)
Minimum postretirement liability adjustment	$—	$(5)
Repossessed assets acquired in settlement of loans	$—	$111
Lease liabilities arising from right-of-use assets	$773	$—

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2025

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2025 and December 31, 2024, the results of operations and the changes in shareholders' equity for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restricted period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which cliff vest based on meeting annual performance measures over a three year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of March 31, 2025, there was $1.7 million of unrecognized compensation cost related to nonvested restricted stock, with a weighted average remaining term of 2.24 years.

The following table presents restricted stock activity for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	64,043	$32.02	56,914	$35.06
Granted	39,545	36.40	41,940	30.00
Vested	(25,717)	32.58	(23,557)	34.22
Forfeited	—	—	—	—
Nonvested, end of period	77,871	$34.06	75,297	$32.45

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2025 and 2024. During 2025 and 2024, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2025	2024
Average number of common shares outstanding used to calculate basic and diluted earnings per share	4,572,297	3,557,203

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$4,502	$3	$—	$4,505
U.S. treasury securities	9,860	—	(9)	9,851
Mortgage-backed securities	77,091	10	(7,957)	69,144
Collateralized mortgage obligations	23,060	—	(4)	23,056
Subordinated debt	3,750	—	(436)	3,314
	$118,263	$13	$(8,406)	$109,870

	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,198	$—	$(530)	$7,668
Mortgage-backed securities	127,061	—	(22,094)	104,967
Obligations of states and political subdivisions	4,920	—	(275)	4,645
Subordinated debt	4,750	—	(700)	4,050
	$144,929	$—	$(23,599)	$121,330

The Company has elected to exclude accrued interest receivable, totaling $331 thousand at March 31, 2025, from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at March 31, 2025 and December 31, 2024 was $1.8 million and $5.0 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets.

In March 2025, balance sheet repositioning transactions were executed. The Bank sold available for sale securities with an amortized cost balance of $99.2 million and reinvested $66.0 million into purchases of available for sale securities. The sale of securities resulted in a net realized pre-tax loss of $12.4 million recognized during three months ended March 31, 2025. There were no sales of available for sale securities during the three months ended March 31, 2024.

The following table summarizes amounts related to the sale of available for sale securities:

For the Three Months Ended March 31,
2025
(in thousands)
Proceeds from sales	$86,822

Gross realized gains	$—
Gross realized losses	(12,425)
Net realized losses on securities	$(12,425)

The amortized cost and estimated fair value of securities at March 31, 2025, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,860	$9,851
Due after one year through five years	5,796	5,793
Due after five years through ten years	29,055	28,603
Due after ten years	73,552	65,623
	$118,263	$109,870

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2025 and December 31, 2024 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2025
	(in thousands)
U.S. treasury securities	$9,851	$9	$—	$—	$9,851	9
Mortgage-backed securities	18,819	75	30,715	7,882	49,534	7,957
Collateralized mortgage obligations	3,432	4	—	—	3,432	4
Subordinated debt	—	—	2,814	436	2,814	436
Total	$32,102	$88	$33,529	$8,318	$65,631	$8,406

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$7,668	$530	$7,668	$530
Mortgage-backed securities	—	—	104,967	22,094	104,967	22,094
Obligations of states and political subdivisions	—	—	4,645	275	4,645	275
Subordinated debt	—	—	3,550	700	3,550	700
Total	$—	$—	$120,830	$23,599	$120,830	$23,599

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 39 debt securities with a fair value below the amortized cost basis, totaling $65.6 million of aggregate fair value as of March 31, 2025. The Company concluded that a credit loss does not exist in its securities portfolio at March 31, 2025 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) as of March 31, 2025, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having carrying values of $6.9 million, $3.0 million and $86.3 million at March 31, 2025 were pledged as security for trust accounts, a deposit relationship and for borrowing capacity at the Federal Reserve Bank discount window, respectively.

The composition of restricted investments at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	4,490	7,073
Community Bankers’ Bank Stock	140	140
	$4,974	$7,557

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at March 31, 2025 and December 31, 2024 was as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$98,660	$95,200
HELOCs	50,543	50,646
Residential First Lien - Investor	108,519	105,910
Residential First Lien - Owner Occupied	174,822	194,065
Residential Junior Liens	10,983	11,184
Commercial - Owner Occupied	268,990	272,236
Commercial - Non-Owner Occupied & Multifamily	374,471	367,680
Commercial and industrial loans:
SBA PPP loans	22	28
Other commercial and industrial loans	112,906	110,315
Marine loans	203,455	210,095
Consumer loans	30,426	31,017
Overdrafts	208	309
Other loans	11,822	11,911
Total loans	$1,445,827	$1,460,596
Net deferred loan costs and premiums	6,437	6,453
Allowance for credit losses	(15,282)	(15,027)
	$1,436,982	$1,452,022

At March 31, 2025, the Company was servicing $21.7 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $330 thousand at March 31, 2025, which are recorded in other assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Balance, beginning	$15,027	$14,493
Provision for credit losses	1,146	475
Recoveries added to the allowance	185	185
Credit losses charged to the allowance	(1,076)	(705)
Balance, ending	$15,282	$14,448

Past due loans by class at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$56	$6,781	$—	$6,837	$91,823	$98,660	$—
HELOCs	211	—	150	361	50,182	50,543	—
Residential First Lien - Investor	—	—	98	98	108,421	108,519	—
Residential First Lien - Owner Occupied	46	545	28	619	174,203	174,822	—
Residential Junior Liens	43	—	13	56	10,927	10,983	13
Commercial - Owner Occupied	2,320	190	2,211	4,721	264,269	268,990	—
Commercial - Non-Owner Occupied & Multifamily	3,959	—	7,551	11,510	362,961	374,471
Commercial and industrial loans:							—
SBA PPP loans	—	—	—	—	22	22	—
Other commercial and industrial loans	745	384	258	1,387	111,519	112,906	177
Marine loans	—	—	—	—	203,455	203,455	—
Consumer loans	97	16	123	236	30,190	30,426	40
Overdrafts	—	—	—	—	208	208	—
Other loans	—	—	—	—	11,822	11,822	—
Total	$7,477	$7,916	$10,432	$25,825	$1,420,002	$1,445,827	$230

	December 31, 2024
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$95,200	$95,200	$—
HELOCs	21	—	—	21	50,625	50,646	—
Residential First Lien - Investor	—	98	—	98	105,812	105,910	—
Residential First Lien - Owner Occupied	—	28	247	275	193,790	194,065	—
Residential Junior Liens	13	—	—	13	11,171	11,184	—
Commercial - Owner Occupied	2,212	—	—	2,212	270,024	272,236	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	367,680	367,680	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	28	28	—
Other commercial and industrial loans	922	84	80	1,086	109,229	110,315	—
Marine loans	—	—	—	—	210,095	210,095	—
Consumer loans	673	6	138	817	30,200	31,017	—
Overdrafts	—	—	—	—	309	309	—
Other loans	—	—	—	—	11,911	11,911	—
Total	$3,841	$216	$465	$4,522	$1,456,074	$1,460,596	$—

Nonaccrual loans by class at March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025			December 31, 2024
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$—	$—
HELOCs	151	—	151	—	—	—
Residential First Lien - Investor	98	—	98	—	—	—
Residential First Lien - Owner Occupied	536	—	536	347	—	347
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	2,933	—	2,933	739	—	739
Commercial - Non-Owner Occupied & Multifamily	11,510	—	11,510	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	811	811	—	903	903
Marine loans	—	—	—	—	—	—
Consumer loans	83	—	83	83	—	83
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$15,311	$811	$16,122	$1,169	$903	$2,072

The allowance for credit losses on loans by segment at March 31, 2025 and December 31, 2024 was as follows:

	As of and For the Three Months Ended
	March 31, 2025
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Charge-Offs	—	—	(971)	(49)	—	(33)	(23)	—	(1,076)
Recoveries	2	153	—	15	—	8	7	—	185
Provision	202	(604)	1,138	508	(132)	26	8	—	1,146
Ending balance	$2,591	$1,867	$7,418	$1,907	$1,147	$239	$113	$—	$15,282
Ending balance: Individually evaluated for impairment	$—	$—	$—	$152	$—	$—	$—	$—	$152
Ending balance: Collectively evaluated for impairment	$2,591	$1,867	$7,418	$1,755	$1,147	$239	$113	$—	$15,130
Loans:
Ending balance	$98,660	$344,867	$643,461	$112,928	$203,455	$30,426	$12,030	$—	$1,445,827
Ending balance: Individually evaluated for impairment	$—	$757	$14,443	$811	$—	$83	$—	$—	$16,094
Ending balance: Collectively evaluated for impairment	$98,660	$344,110	$629,018	$112,117	$203,455	$30,343	$12,030	$—	$1,429,733

	As of and For the Year Ended
	December 31, 2024
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Charge-Offs	(94)	(277)	(7)	(238)	(1,778)	(309)	(141)	—	(2,844)
Recoveries	102	347	162	67	—	150	25	—	853
Provision	1,607	(2,477)	872	577	1,904	199	(157)	—	2,525
Ending balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Ending balance: Individually evaluated for impairment	$—	$—	$—	$248	$—	$—	$—	$—	$248
Ending balance: Collectively evaluated for impairment	$2,387	$2,318	$7,251	$1,185	$1,279	$238	$121	$—	$14,779
Loans:
Ending balance	$95,200	$361,805	$639,916	$110,343	$210,095	$31,017	$12,220	$—	$1,460,596
Ending balance: Individually evaluated for impairment	$—	$318	$739	$908	$—	$83	$—	$—	$2,048
Ending balance: Collectively evaluated for impairment	$95,200	$361,487	$639,177	$109,435	$210,095	$30,934	$12,220	$—	$1,458,548

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2025			December 31, 2024
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$—	$—
HELOCs	151	—	151	—	—	—
Residential First Lien - Investor	98	—	98	—	—	—
Residential First Lien - Owner Occupied	508	—	508	318	—	318
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	2,933	—	2,933	739	—	739
Commercial - Non-Owner Occupied & Multifamily	11,510	—	11,510	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	811	811	—	908	908
Marine loans	—	—	—	—	—	—
Consumer loans	83	—	83	83	—	83
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$15,283	$811	$16,094	$1,140	$908	$2,048

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2025.

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

Credit quality information by class at March 31, 2025 was as follows:

March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$3,201	$34,787	$27,422	$12,941	$3,772	$7,504	$2,223	$—	$91,850
Special Mention	—	—	6,781	—	—	—	—	—	6,781
Classified	—	—	—	—	—	29	—	—	29
Total	$3,201	$34,787	$34,203	$12,941	$3,772	$7,533	$2,223	$—	$98,660
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$50,351	$—	$50,351
Special Mention	—	—	—	—	—	—	42	—	42
Classified	—	—	—	—	—	—	150	—	150
Total	$—	$—	$—	$—	$—	$—	$50,543	$—	$50,543
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$6,079	$7,033	$14,481	$18,580	$25,980	$28,989	$—	$546	$101,688
Special Mention	—	—	693	—	2,443	1,776	—	—	4,912
Classified	—	1,821	—	98	—	—	—	—	1,919
Total	$6,079	$8,854	$15,174	$18,678	$28,423	$30,765	$—	$546	$108,519
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$2,693	$15,495	$50,662	$29,914	$21,992	$51,697	$—	$317	$172,770
Special Mention	—	44	621	—	—	591	—	—	1,256
Classified	—	—	—	—	—	796	—	—	796
Total	$2,693	$15,539	$51,283	$29,914	$21,992	$53,084	$—	$317	$174,822
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$614	$977	$1,919	$2,094	$2,871	$2,255	$—	$172	$10,902
Special Mention	—	—	—	—	—	68	—	—	68
Classified	—	—	—	—	—	—	—	13	13
Total	$614	$977	$1,919	$2,094	$2,871	$2,323	$—	$185	$10,983
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$4,100	$29,666	$35,602	$74,130	$32,049	$66,144	$2,134	$2,820	$246,645
Special Mention	—	—	361	3,443	1,647	13,961	—	—	19,412
Classified	—	—	—	—	2,933	—	—	—	2,933

Total	$4,100	$29,666	$35,963	$77,573	$36,629	$80,105	$2,134	$2,820	$268,990
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$15,398	$28,029	$54,942	$84,834	$50,518	$108,930	$5,397	$5,129	$353,177
Special Mention	—	—	2,582	—	4,997	2,205	—	—	9,784
Classified	—	—	—	7,128	4,382	—	—	—	11,510
Total	$15,398	$28,029	$57,524	$91,962	$59,897	$111,135	$5,397	$5,129	$374,471
Current period gross charge-offs	$—	$—	$—	$257	$714	$—	$—	$—	$971
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$—	$22	$—	$—	$—	$22
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$22	$—	$—	$—	$22
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$9,366	$27,841	$8,715	$16,146	$5,876	$6,381	$34,188	$2,468	$110,981
Special Mention	—	409	691	—	—	2	—	12	1,114
Classified	—	—	811	—	—	—	—	—	811
Total	$9,366	$28,250	$10,217	$16,146	$5,876	$6,383	$34,188	$2,480	$112,906
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$49	$—	$49
Marine loans
Pass	$—	$—	$66,349	$107,001	$29,473	$632	$—	$—	$203,455
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$66,349	$107,001	$29,473	$632	$—	$—	$203,455
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer loans
Pass	$760	$2,379	$1,766	$6,178	$9,419	$8,119	$1,721	$—	$30,342
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	84	—	—	—	84
Total	$760	$2,379	$1,766	$6,178	$9,503	$8,119	$1,721	$—	$30,426
Current period gross charge-offs	$—	$—	$9	$2	$—	$8	$14	$—	$33
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	208	—	—	—	—	—	—	—	208
Total	$208	$—	$—	$—	$—	$—	$—	$—	$208
Current period gross charge-offs	$23	$—	$—	$—	$—	$—	$—	$—	$23
Other loans
Pass	$—	$—	$51	$9,490	$—	$2,237	$44	$—	$11,822
Special Mention	—	—	—	—	—	—	—	—	—

Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$51	$9,490	$—	$2,237	$44	$—	$11,822
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$42,211	$146,207	$261,909	$361,308	$181,972	$282,888	$96,058	$11,452	$1,384,005
Special Mention	—	453	11,729	3,443	9,087	18,603	42	12	43,369
Classified	208	1,821	811	7,226	7,399	825	150	13	18,453
Total	$42,419	$148,481	$274,449	$371,977	$198,458	$302,316	$96,250	$11,477	$1,445,827
Total current period gross charge-offs	$23	$—	$9	$259	$714	$8	$63	$—	$1,076

Credit quality information by class at December 31, 2024 was as follows:

December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$33,338	$25,777	$13,722	$3,830	$4,758	$3,908	$3,055	$—	$88,388
Special Mention	—	6,781	—	—	—	—	—	—	6,781
Classified	—	—	—	—	—	31	—	—	31
Total	$33,338	$32,558	$13,722	$3,830	$4,758	$3,939	$3,055	$—	$95,200
Current period gross charge-offs	$—	$—	$—	$—	$—	$94	$—	$—	$94
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$50,454	$—	$50,454
Special Mention	—	—	—	—	—	—	192	—	192
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$50,646	$—	$50,646
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$14	$—	$14
Residential First Lien - Investor
Pass	$7,567	$15,074	$18,816	$27,722	$10,729	$21,201	$—	$559	$101,668
Special Mention	—	696	370	1,053	—	295	—	—	2,414
Classified	—	—	—	—	—	—	—	1,828	1,828
Total	$7,567	$15,770	$19,186	$28,775	$10,729	$21,496	$—	$2,387	$105,910
Current period gross charge-offs	$—	$—	$—	$150	$—	$—	$—	$—	$150
Residential First Lien - Owner Occupied
Pass	$25,982	$57,230	$33,257	$22,387	$33,514	$19,438	$—	$387	$192,195
Special Mention	45	623	—	—	—	592	—	—	1,260
Classified	—	—	—	—	—	610	—	—	610
Total	$26,027	$57,853	$33,257	$22,387	$33,514	$20,640	$—	$387	$194,065
Current period gross charge-offs	$—	$—	$—	$—	$—	$103	$—	$—	$103
Residential Junior Liens
Pass	$991	$2,191	$2,484	$2,942	$555	$1,762	$—	$175	$11,100
Special Mention	—	—	—	—	70	—	—	—	70
Classified	—	—	—	—	—	—	—	14	14

Total	$991	$2,191	$2,484	$2,942	$625	$1,762	$—	$189	$11,184
Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Commercial - Owner Occupied
Pass	$29,892	$32,228	$75,213	$36,558	$21,827	$45,648	$2,623	$2,856	$246,845
Special Mention	—	364	3,995	5,523	—	14,770	—	—	24,652
Classified	—	—	—	739	—	—	—	—	739
Total	$29,892	$32,592	$79,208	$42,820	$21,827	$60,418	$2,623	$2,856	$272,236
Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial - Non-Owner Occupied & Multifamily
Pass	$28,275	$43,596	$106,921	$55,945	$65,561	$44,949	$5,397	$5,834	$356,478
Special Mention	—	—	1,384	7,584	1,446	788	—	—	11,202
Classified	—	—	—	—	—	—	—	—	—
Total	$28,275	$43,596	$108,305	$63,529	$67,007	$45,737	$5,397	$5,834	$367,680
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$28	$—	$—	$—	$—	$28
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$28	$—	$—	$—	$—	$28
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$28,978	$8,605	$17,187	$4,512	$3,324	$3,614	$37,618	$2,064	$105,902
Special Mention	411	1,095	—	1,915	—	3	—	86	3,510
Classified	—	903	—	—	—	—	—	—	903
Total	$29,389	$10,603	$17,187	$6,427	$3,324	$3,617	$37,618	$2,150	$110,315
Current period gross charge-offs	$—	$32	$8	$—	$63	$—	$135	$—	$238
Marine loans
Pass	$—	$68,970	$110,481	$30,011	$633	$—	$—	$—	$210,095
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$68,970	$110,481	$30,011	$633	$—	$—	$—	$210,095
Current period gross charge-offs	$—	$1,371	$199	$208	$—	$—	$—	$—	$1,778

Consumer loans
Pass	$2,700	$1,987	$10,787	$5,274	$7,221	$1,117	$1,834	$13	$30,933
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	84	—	—	—	—	84
Total	$2,700	$1,987	$10,787	$5,358	$7,221	$1,117	$1,834	$13	$31,017
Current period gross charge-offs	$—	$13	$4	$47	$167	$—	$78	$—	$309
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	309	—	—	—	—	—	—	—	309
Total	$309	$—	$—	$—	$—	$—	$—	$—	$309
Current period gross charge-offs	$141	$—	$—	$—	$—	$—	$—	$—	$141
Other loans
Pass	$—	$54	$9,500	$—	$—	$2,281	$76	$—	$11,911
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$54	$9,500	$—	$—	$2,281	$76	$—	$11,911
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$157,723	$255,712	$398,368	$189,209	$148,122	$143,918	$101,057	$11,888	$1,405,997
Special Mention	456	9,559	5,749	16,075	1,516	16,448	192	86	50,081
Classified	309	903	—	823	—	641	—	1,842	4,518
Total	$158,488	$266,174	$404,117	$206,107	$149,638	$161,007	$101,249	$13,816	$1,460,596
Total current period gross charge-offs	$141	$1,416	$211	$405	$230	$214	$227	$—	$2,844

Unfunded Commitments: The Company maintains a separate reserve for credit losses on unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the Consolidated Statement of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, utilizing the same models and approaches for the Company's other loan portfolio segments, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that maybe drawn prior to the cancellation of the arrangement.

During the three months ended March 31, 2025, the unfunded commitment reserve increased by $87 thousand through a charge to the provision for credit losses in the consolidated income statement. There was no adjustment to the unfunded commitment reserve during the three months ended March 31, 2024. The reserve for unfunded commitments at March 31, 2025 and 2024 and December 31, 2024 was $592 thousand, $479 thousand, and $505 thousand, respectively.

Restructurings for Borrowers Experiencing Financial Difficulty: There were no loans modified during the three months ended March 31, 2025 and 2024.

NOTE 6. Deposits

The composition of deposits at March 31, 2025 and December 31, 2024 was as follows:

	March 31, 2025	December 31, 2024
	(in thousands)
Noninterest bearing demand deposits	$421,342	$406,180
Savings and interest bearing demand deposits:
NOW accounts	$281,681	$278,835
Money market accounts	284,159	269,115
Regular savings accounts	131,839	131,380
	$697,679	$679,330
Time deposits:
Balances of less than $250,000	$300,185	$293,864
Balances of $250,000 and more	194,585	195,782
	$494,770	$489,646
	$1,613,791	$1,575,156

NOTE 7. Leases

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Right-of-use assets and lease liabilities are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. During the first quarter of 2025, the Company entered into a long-term lease with the intention of establishing a full-service branch in McLean, Viriginia and moving the Tysons loan production office into the new location. The new lease will replace an expiring lease and resulted in the initial recognition of a right-of-use asset and lease liability of $773 thousand.

The Company’s six long-term lease agreements are classified as operating leases. These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for a residual value guarantee and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)
	March 31, 2025	December 31, 2024
Lease liabilities	$10,338	$9,779
Right-of-use assets	$10,044	$9,465
Weighted average remaining lease term	12 years	12 years
Weighted average discount rate	4.21%	4.16%

	Three Months Ended
Lease Cost	March 31, 2025	March 31, 2024
Operating lease cost	$284	$132
Short-term lease cost	4	4
Total lease cost	$288	$136

Cash paid for amounts included in the measurement of lease liabilities	$251	$118

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	March 31, 2025
2025, remainder	$817
2026	1,021
2027	1,035
2028	1,058
2029	1,083
Thereafter	8,564
Total undiscounted cash flows	$13,578
Discount	(3,240)
Lease liabilities	$10,338

NOTE 8. Fair Value Measurements

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024:

		Fair Value Measurements at
		March 31, 2025
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$4,505	$—	$4,505	$—
US Treasury securities	9,851	—	9,851	—
Mortgage-backed securities	69,144	—	69,144	—
Collateralized mortgage obligations	23,056		23,056
Subordinated debt	3,314	—	3,314	—
Derivative:
Interest rate swaps on loans	1,184	—	1,184	—
Total assets at fair value	$111,054	$—	$111,054	$—
Liabilities:
Interest rate swaps on loans	$1,184	$—	$1,184	$—
Fair value swap	29	—	29	—
Total liabilities at fair value	$1,213	$—	$1,213	$—

		Fair Value Measurements at
		December 31, 2024
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,668	$—	$7,668	$—
Mortgage-backed securities	104,967	—	104,967	—
Obligations of states and political subdivisions	4,645	—	4,645	—
Subordinated debt	4,050	—	4,050	—
Derivative:
Interest rate swaps on loans	1,466		1,466
Fair value swap	93	—	93	—
Total assets at fair value	$122,889	$—	$122,889	$—
Liabilities:
Interest rate swaps on loans	$1,466	$—	$1,466	$—
Total liabilities at fair value	$1,466	$—	$1,466	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three months ended March 31, 2025 and the year ended December 31, 2024.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, marine vessels, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Operations. At March 31, 2025 and December 31, 2024 there were two collateral-dependent relationships totaling $811 thousand and $908 thousand, respectively, which were individually evaluated and being carried at fair value of $659 thousand at March 31, 2025 and December 31, 2024. These two relationships consist of four commercial business loans collateralized by equipment.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at March 31, 2025 or December 31, 2024.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held $0 and $514 thousand at March 31, 2025 and December 31, 2024, respectively. Repossessed assets are included in other assets in the Consolidated Balance Sheets.

The following table summarizes the Company's nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2025 and December 31, 2024.

		Carrying value at
		March 31, 2025
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral-dependent loans	$659	$—	$—	$659

		Carrying value at
		December 31, 2024
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral-dependent loans	$659	$—	$—	$659
Nonfinancial Assets:
Repossessed assets	514	—	—	514

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis for March 31, 2025 and December 31, 2024.

Quantitative information about Level 3 Fair Value Measurements
March 31, 2025
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

The carrying value and fair value of the Company’s financial instruments at March 31, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at
	March 31, 2025
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)	March 31, 2025
	(in thousands)
Financial assets:
Cash and short-term investments	$264,946	$264,946	$—	$—	$264,946
Securities	109,870	—	109,870	—	109,870
Restricted investments	4,974	—	4,974	—	4,974
Loans held for sale	3,173		3,173	—	3,173
Loans, net	1,436,982	—	—	1,344,807	1,344,807
Bank owned life insurance	30,894	—	30,894	—	30,894
Accrued interest receivable	5,104	—	5,104	—	5,104
Derivative assets	1,184	—	1,184	—	1,184
Financial liabilities:
Deposits	$1,613,791	$—	$1,614,446	$—	$1,614,446
Federal Home Loan Bank advances, short-term	25,000	—	25,008	—	25,008
Federal Home Loan Bank advances, long-term	40,000	—	40,104	—	40,104
Subordinated debt, net of unamortized issuance costs	29,529	—	25,737	—	25,737
Accrued interest payable	1,822	—	1,822	—	1,822
Derivative liabilities	1,213	—	1,213	—	1,213

	Fair Value Measurements at
	December 31, 2024
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
	(in thousands)
Financial assets:
Cash and short-term investments	$193,159	$193,159	$—	$—	$193,159
Securities	121,330	—	121,330	—	121,330
Restricted Investments	7,557	—	7,557	—	7,557
Loans held for sale	2,660	—	2,660	—	2,660
Loans, net	1,452,022	—	—	1,358,734	1,358,734
Bank owned life insurance	30,621	—	30,621	—	30,621
Accrued interest receivable	5,149	—	5,149	—	5,149
Derivative assets	1,559	—	1,559	—	1,559
Financial liabilities:
Deposits	$1,575,156	$—	$1,575,743	$—	$1,575,743
Federal Home Loan Bank advances, short-term	25,000	—	25,006	—	25,006
Federal Home Loan Bank advances, long-term	95,000	—	95,242	—	95,242
Subordinated debt, net of unamortized issuance costs	29,512	—	26,148	—	26,148
Accrued interest payable	2,249	—	2,249	—	2,249
Derivative liabilities	1,466	—	1,466	—	1,466

NOTE 9. Change in Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes unrealized gains and losses on available for sale securities and changes in benefit obligations and plan assets for the post retirement benefit plan. Changes to accumulated other comprehensive loss are presented net of their tax effect as a component of equity. Reclassifications out of accumulated other comprehensive loss are recorded in the Consolidated Statements of Operations either as a gain or loss.

Changes to accumulated other comprehensive loss by component are shown in the following table for the periods indicated:

	Three Months Ended
	March 31,
	2025			2024
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(18,645)	$5	$(18,640)	$(18,020)	$14	$(18,006)
Other comprehensive income (loss) before reclassifications	27,631	—	27,631	(2,287)	(5)	(2,292)
Reclassification of realized losses into earnings	(12,425)	—	(12,425)	—	—	—
Tax effect of current period changes	(3,193)	—	(3,193)	480	1	481
Current period changes net of taxes	12,013	—	12,013	(1,807)	(4)	(1,811)
March 31	$(6,632)	$5	$(6,627)	$(19,827)	$10	$(19,817)

For the three months ended March 31, 2025, the reclassification out of accumulated other comprehensive loss represents the realized loss on the sale of available for sale securities, which appears as loss on the sale of securities in the Consolidated Statements of Operations. The tax benefit related to this reclassification was $2.6 million and was included in income tax expense in the Consolidated Statements of Operations.

NOTE 10. Other Real Estate Owned & Repossessed Assets

The following table is a summary of other real estate owned (“OREO”) and repossessed asset activity for the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024:

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2025	2024	2024
	(in thousands)
Balance, beginning	$514	$304	$304
Transfer from loans	—	525	111
Sales proceeds	(381)	(111)	—
Loss on sales	(133)	(204)	—
Valuation adjustments	—	—	—
Balance, ending	$—	$514	$415

The balance at December 31, 2024 and March 31, 2024 represents repossessed marine vessels and additionally, at March 31, 2024, commercial vehicles.

There was one loan collateralized by residential real estate in the process of foreclosure at March 31, 2025 and none at December 31, 2024.

NOTE 11. Qualified Affordable Housing Project Investments

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

At March 31, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $1.2 million and $1.3 million, respectively. These balances are reflected in other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero at both March 31, 2025 and December 31, 2024.

During the three months ended March 31, 2025 and March 31, 2024, the Company recognized amortization expense of $67 thousand and $74 thousand, respectively. Amortization expense is included in income tax expense on the Consolidated Statements of Operations.

Total estimated credits to be received during 2025 are $275 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2025 and 2024, were $69 thousand and $77 thousand, respectively.

NOTE 12. Recent Accounting Pronouncements and Other Authoritative Guidance

Recently Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740), Improvements to Income Tax Disclosures." The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity's applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU was effective for the Company on January 1, 2025. There was no material impact on its consolidated financial statements.

Pending Adoption

In January 2025, the FASB issued ASU 2025-01, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.” ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2024-03 is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

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

NOTE 13. Borrowings

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $471 thousand at March 31, 2025.

The Company had $65.0 million in total borrowings with the Federal Home Loan Bank of Atlanta ("FHLB") at March 31, 2025, with $25.0 million in short-term borrowings outstanding and $40.0 million being long-term borrowings. The interest rate on the long-term borrowings with the FHLB was 4.83% and is due in 2026. At December 31, 2024, the Company had $95.0 million in long-term and $25.0 million in short-term outstanding borrowings with the FHLB. The Company had $96.3 million in irrevocable letters of credit at March 31, 2025 with the FHLB to secure public deposits.

NOTE 14. Derivatives

The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. Derivative contracts that are not designated in a qualifying hedging relationships include customer accommodation loan swaps.

On August 15, 2024, the Company executed a 2-year, 3.862% pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $35.0 million. The Company receives a variable rate equal to the daily secured overnight financing rate ("SOFR"). This swap will terminate on August 15, 2026. The Company designated the fair value swap under the portfolio layer method ("PLM"). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments will be made to record the swap at fair value as either an other asset or other liability on the Consolidated Balance Sheets, with changes in fair value recognized in net loans. The carrying value of the fair value swap on the Consolidated Balance Sheets will also be adjusted through loan interest income, based on changes in the fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$35,040	$40	$34,916	$(84)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. As of March 31, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $514.6 million and the cumulative basis adjustment associated with this hedging relationship was $40 thousand. At March 31, 2025, the amount of the designated hedged item was $35.0 million.

The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Operations for the three months ended March 31, 2025.

Three Months Ended
March 31,
2025
(in thousands)
Hedged asset	$42
Fair value derivative designated as hedging instrument	2
Total gain recognized in the consolidated statement of operations within interest and fees on loans	$44

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

The following tables summarize key elements of the Company's derivative instruments at March 31, 2025 and December 31, 2024.

	March 31, 2025
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$29

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$37,807	$455	$729
Matched interest rate swaps with counterparty	37,807	729	455

	December 31, 2024
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$93	$—

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$44,203	$276	$1,190
Matched interest rate swaps with counterparty	44,203	1,190	276

NOTE 15. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management.

The community banking segment offers a wide range of retail and community banking services in the form of loan and deposit products. Revenues consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. During the first quarter of 2025 the Company sold available for sale securities with an amortized cost of $99.2 million, which resulted in a net realized pre-tax loss of $12.4 million. This loss on the sale of securities is the main driver of the community banking segment's reported net loss, total noninterest loss and income tax benefit for the three months ended March 31, 2025.

Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine vessel loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The balance of the marine loan portfolio, which constitutes a significant portion of the Company's assets, revenues, and earnings, totaled $203.5 million and $210.1 million at March 31, 2025 and December 31, 2024, respectively. This balance will continue to decline as the loans are repaid.

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

The Company's segment structure reflects the financial information and reports used by our chief operating decision maker to make decisions regarding the business, including resource allocations and performance. Our Chief Executive Officer is the chief operating decision maker ("CODM"). We evaluate performance and allocate resources based on the operating income of each operating segment. The CODM uses segment operating income in the annual budget process. The operating income of each operating segment includes the revenues of the segment less expenses that are directly related to those revenues. Operating overhead, shared costs and share-based compensation costs are included in Community Banking. As such, expenses may not be representative of the costs expected to be incurred if the specific business segments operated as stand-alone entities. The Company expects it will continue to evaluate its business segments and internal reporting structure, including the production of discrete financial information to the CODM.

The following tables provide income and asset information as of March 31, 2025 and December 31, 2024 and for three months ended March 31, 2025 and 2024, which are included within the Consolidated Balance Sheets and Consolidated Statements of Operations.

	Three Months Ended
	March 31, 2025
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$20,796	$2,706	$—	$—	$—	$23,502
Interest Expense	8,616	1,196	—	354	—	10,166
Net Interest Income (Expense)	12,180	1,510	—	(354)	—	13,336
Gain on sales of loans	429	—	—	—	—	429
(Loss) on the sale of securities	(12,425)	—	—	—	—	(12,425)
Other noninterest income	1,718	—	1,724	—	—	3,442
Net Revenue (Expense)	1,902	1,510	1,724	(354)	—	4,782
Provision for (recovery of) credit losses	1,377	(144)	—	—	—	1,233
Salaries and employee benefits	6,695	—	458	26	—	7,179
Occupancy expenses	642	—	20	—	—	662
Professional fees	499	—	—	64	—	563
Data processing fees	530	—	20	—	—	550
Other noninterest expense	3,346	104	185	—	—	3,635
Total Noninterest Expenses	11,712	104	683	90	—	12,589
(Loss) income before taxes	(11,187)	1,550	1,041	(444)	—	(9,040)
Income tax (benefit) expense	(2,506)	326	219	(105)	—	(2,066)
Net (Loss) Income	$(8,681)	$1,224	$822	$(339)	$—	$(6,974)

Other data:
Capital expenditures	$537	$—	$—	$—	$—	$537
Depreciation and amortization	394	—	32	17	—	443

	Three Months Ended
	March 31, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$18,441	$3,462	$—	$—	$—	$21,903
Interest Expense	7,694	1,440	—	354	—	9,488
Net Interest Income (Expense)	10,747	2,022	—	(354)	—	12,415
Gain on sales of loans	161	—	—	—	—	161
Other noninterest income	1,863	—	1,456	—	—	3,319
Net Revenue (Expense)	12,771	2,022	1,456	(354)	—	15,895
Provision for credit losses	86	389	—	—	—	475
Salaries and employee benefits	6,712	22	426	25	—	7,185
Occupancy expenses	546	—	23	—	—	569
Professional fees	418	—	—	88	—	506
Data processing fees	564	—	1	—	—	565
Other noninterest expense	3,134	196	222	—	—	3,552
Total Noninterest Expenses	11,374	218	672	113	—	12,377
Income (loss) before taxes	1,311	1,415	784	(467)	—	3,043
Income tax expense (benefit)	116	297	165	(83)	—	495
Net Income (Loss)	$1,195	$1,118	$619	$(384)	$—	$2,548

Other data:

Capital expenditures	$91	$—	$3	$—	$—	$94
Depreciation and amortization	338	—	32	17	—	387

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at March 31, 2025	$1,687,393	$209,694	$923	$6,467	$—	$1,904,477
Total assets at December 31, 2024	1,645,219	218,055	955	1,986	—	1,866,215

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on important factors affecting the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements presented in Part I, Item 1, Financial Statements, of this Form 10-Q and Part II, Item 8, Financial Statements and Supplementary Data, of the 2024 Form 10-K.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At March 31, 2025, the Company had total assets of $1.90 billion, net loans of $1.44 billion, total deposits of $1.61 billion, and shareholders’ equity of $176.5 million. The Company’s net loss was $7.0 million for the three months ended March 31, 2025.

During the first quarter of 2025 the Company executed a balance sheet repositioning of its investment securities portfolio, selling available for sale securities with an amortized cost balance of $99.2 million resulting in a net realized pre-tax loss of $12.4 million and reinvesting $66.0 million into purchases of available for sale securities. Additionally, the Company completed an underwritten public offering of 1,796,875 shares of its common stock at a public offering price of $32.00 per share. Net proceeds from the offering were $53.5 million. These transactions are further described below.

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

OPERATING STRATEGY

The Bank is a locally managed financial institution as well as predominately locally owned. While the Company expanded its ownership to institutional investors though a public offering of its common stock in February 2025, its operating strategy remains the same. This operating strategy allows the Bank to be flexible and responsive in the products and services it offers and to further grow by lending funds to local residents and businesses at a competitive price that reflects the inherent risk of lending. The Bank strives to fund these loans through deposits gathered from local residents and businesses. The Bank prices its deposits by comparing alternative sources of funds and selecting the lowest cost available. When deposits are not adequate to fund asset growth, the Bank relies on borrowings, both short and long term. The Bank’s primary source of borrowed funds is the Federal Home Loan Bank of Atlanta which offers numerous terms and rate structures to the Bank.

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

The Bank has a marketing department which seeks to develop new business. This is accomplished through an ongoing calling program whereby account officers visit with existing and potential customers to discuss the products and services offered. The Bank utilizes traditional advertising such as television commercials, radio ads, newspaper ads, and billboards as well as electronic materials, emails, and social media posts.

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

Marine Lending

The Bank’s marine loan portfolio is comprised of retail marine vessel loans originated through August 2023, at which time the Company ceased accepting new marine lending business. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid. Retail loans were generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow.

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

Allowance for Credit Losses on Loans

The Company establishes the allowance for credit losses through charges to earnings in the form of a provision for credit losses. Loan losses are charged against the allowance for credit losses for the difference between the carrying value of the loan and the estimated net realizable value or fair value of the collateral, if collateral dependent, when management believes that the collectability of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance. The allowance represents management’s current estimate of expected credit losses over the contractual term of loans held for investment, and is recorded at an amount that, in management’s judgment, reduces the recorded investment in loans to the net amount expected to be collected. Management’s judgment in determining the level of the allowance is based on evaluations of historical loan losses, current conditions and reasonable and supportable forecasts relevant to the collectability of loans. The measurement of the allowance for credit losses is based in part on forecasts of unemployment, inflation, as well as the consumer price index, and may also consider other factors, which we believe to be indicative of risk factors related to collectability. Management also assesses the risk of credit losses arising from changes in economic conditions; the nature and volume of the loan portfolio; the volume and severity of delinquencies and adversely classified loan balances; lending policy and procedures; credit administration and lending staff; loan review; concentrations of credit and the value of underlying collateral in determining the recorded balance of the allowance for credit losses. This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Refer to the 2024 Form 10-K for additional detail concerning the determination of the allowance for credit losses on loans.

NON-GAAP FINANCIAL MEASURES

This report refers to certain financial measures that are computed under a basis other than GAAP ("non-GAAP"). The Company uses certain non-GAAP financial measures, including tax-equivalent net interest income and efficiency ratio, to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

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
•
the economic impact of duties, tariffs or other barriers or restrictions on trade, any retaliatory counter measures, or the volatility and uncertainty arising there from;
•
the Company's potential exposure to fraud, negligence, computer theft, and cyber-crime;
•
potential impact on us of existing and future legislation and regulations;
•
changes in accounting policies and banking and other law and regulations; and
•
other factors described in Item 1A., "Risk Factors," in the Company's 2024 Form 10-K.

Because of these uncertainties, actual future results may be materially different from the results indicated by these forward looking statements. In addition, past results of operations do not necessarily indicate future results.

RESULTS OF OPERATIONS

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2025, was $(7.0 million) compared to $2.5 million for the three months ended March 31, 2024. (Loss) earnings per share, basic and diluted, were $(1.53) and $0.72 for the three months ended March 31, 2025 and 2024, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Factors reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended March 31, 2025 and 2024 was (1.48)% and 0.58%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended March 31, 2025 and 2024 was (20.75)% and 9.53%, respectively.

The Company's operating results for the three months ended March 31, 2025 were significantly impacted by the recognized loss on the sale of available for sale securities as part of its balance sheet repositioning strategy. The sale resulted in a net of tax loss of $9.8 million, or $(2.15) per share, and reduced ROA and ROE, on an annualized basis, by 2.07% and 29.21%, respectively, for the three months ended March 31, 2025. Going forward, the repositioning is expected to improve core net income, net interest income, net interest margin, and return on average assets.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $13.3 million and $12.4 million for the three months ended March 31, 2025 and 2024, respectively, which represents an increase of $921 thousand, or 7.42%. For the three months ended March 31, 2025, net interest income increased from the 2024 period primarily due to an increase in the average balance of interest-earning assets of $148.1 million compared to a $90.9 million increase in the average balance of interest-bearing liabilities, while average yields earned and rates paid were relatively stable period over period. For the three months ended March 31, 2025 and 2024, the average yield on interest-earning assets was 5.25% and 5.28%, respectively and the average rate paid on interest-bearing liabilities was 3.12% and 3.10%, respectively.

The Company's net interest spread and net interest margin decreased five basis points and two basis points, respectively, for the three months ended March 31, 2025 compared to three months ended March 31, 2024.

Total interest and dividend income was $23.5 million and $21.9 million for the three months ended March 31, 2025 and 2024, respectively, which represents an increase of $1.6 million, or 7.30%. The increase in interest income was driven by an increase in the average balance of the interest-earning assets and a 35 basis point increase in the average yield on securities. Average interest-earning assets increased $148.1 million, or 8.86%, when comparing the three months ended March 31, 2024 to the three months ended March 31, 2025, while the average yield on earning assets decreased by three basis points over the same period. While the average yield on total earning assets decreased by three basis points during the three months ended March 31, 2025, the income impact was offset by the average yield earned on securities as well as the overall increase in average balances, which outpaced the increase in average balances on total interest-bearing liabilities. The main driver of the increase in the total average earning asset balances during three months ended March 31, 2025 was interest-bearing deposits in other banks reflecting proceeds received from the capital raise and sales of available for sale securities completed during the first quarter of 2025.

Total interest expense was $10.2 million and $9.5 million for the three months ended March 31, 2025 and 2024, respectively, which represents an increase of $678 thousand, or 7.15%. Growth of higher-paying deposit accounts was the main driver for the increase in interest expense during the three months ended March 31, 2025. Interest expense on deposit accounts increased $1.1 million, or 14.55%, during the three months ended March 31, 2025, of which $1.0 million was attributable to time deposits. During the three months ended March 31, 2025 and 2024 the average balance of interest-bearing deposits was $1.18 billion and $1.05 billion, respectively. Competition for and rates paid on deposit accounts continues to be strong. The average rate paid on interest-bearing deposits for the three months ended March 31, 2025 was 2.92% compared to 2.83% for the three months ended March 31, 2024. Partially offsetting the increase in deposit interest expense was a $402 thousand decrease in interest expense on FHLB advances during the three months ended March 31, 2025. The average balance of FHLB advances was $110.6 million and $145.9 million with an average rate of 4.80% and 4.72% during the three months ended March 31, 2025 and 2024, respectively. The decrease in the average balance of FHLB advances was due to net payoffs during the first quarter of 2025, including a prepayment, reflecting usage of cash from the capital raise to lower borrowings levels.

The net interest margin was 2.98% and 3.00% for the three months ended March 31, 2025 and 2024, respectively. The net interest margin is calculated on a tax-equivalent basis. Tax-equivalent net interest income is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2025 and 2024.

Net interest margin has primarily declined due to ongoing deposit pricing pressure, the Bank's continued strategy of originating mortgage loans for sale, and an increase in nonaccrual loans during the three months ended March 31, 2025. An $11.5 million loan relationship was placed on nonaccrual status and accrued interest income totaling $202 thousand was reversed. This reduction of interest income had a five basis point impact on net interest margin for the quarter ended March 31, 2025. In conjunction with its completed public offering of 1,796,875 shares at a public offering price of $32.00 per share and net proceeds of $53.5 million, the Company also executed a balance sheet repositioning of its investment securities portfolio. Throughout March 2025, the Company sold available for sale debt securities with an amortized cost balance of $99.2 million (fair value of $86.8 million) and a weighted average yield of 1.72% and reinvested $66.0 million into purchases of available for sale debt securities with a weighted average yield of 4.72%. The repositioning is expected to improve core net income, net interest income, and net interest margin going forward.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	March 31, 2025			March 31, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$117,367	$845	2.92%	$142,700	$914	2.58%
Tax-Exempt (1)	353	4	4.25%	499	6	4.84%
Total Securities	$117,720	$849	2.93%	$143,199	$920	2.58%
Loans:
Taxable	1,442,343	19,871	5.59%	1,433,871	19,858	5.57%
Non-accrual	3,959	—	—%	5,618	—	—%
Tax-Exempt (1)	10,130	127	5.07%	10,706	133	4.99%
Total Loans	$1,456,432	$19,998	5.57%	$1,450,195	$19,991	5.54%
Federal funds sold	$20,828	$39	0.76%	$9,034	$39	1.75%
Interest-bearing deposits in other banks	223,952	2,644	4.79%	68,400	982	5.77%
Total earning assets	$1,818,932	$23,530	5.25%	$1,670,828	$21,932	5.28%
Allowance for credit losses	(15,228)			(14,536)
Total non-earning assets	102,727			102,883
Total assets	$1,906,431			$1,759,175

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$275,462	$1,463	2.15%	$256,282	$1,497	2.35%
Money market accounts	274,142	1,512	2.24%	263,755	1,413	2.15%
Savings accounts	132,905	37	0.11%	138,737	41	0.12%
Time deposits:
$250,000 and more	186,048	2,115	4.61%	143,294	1,701	4.77%
Less than $250,000	311,499	3,377	4.40%	251,853	2,772	4.43%
Total interest-bearing deposits	$1,180,056	$8,504	2.92%	$1,053,921	$7,424	2.83%
Federal funds purchased	8	—	NM	11	—	NM
Federal Home Loan Bank advances	110,556	1,308	4.80%	145,879	1,710	4.72%
Subordinated debt	29,517	354	4.87%	29,450	354	4.84%
Total interest-bearing liabilities	$1,320,137	$10,166	3.12%	$1,229,261	$9,488	3.10%
Noninterest-bearing liabilities:
Demand deposits	426,947			405,166
Other Liabilities	23,071			17,268
Total liabilities	$1,770,155			$1,651,695
Shareholders' equity	136,276			107,480
Total liabilities and shareholders' equity	$1,906,431			$1,759,175
Net interest income		$13,364			$12,444

Net interest spread			2.13%			2.18%
Interest expense as a percent of average earning assets			2.27%			2.28%
Net interest margin			2.98%			3.00%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% (Non-GAAP).
(2)
Annualized.

NM - Not Meaningful

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$19,971	$19,963
Interest Income - Securities and Other Interest-Earnings Assets	3,531	1,940
Interest Expense - Deposits	8,504	7,424
Interest Expense - Other Borrowings	1,662	2,064
Total Net Interest Income	$13,336	$12,415
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$27	$28
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	1	1
Total Tax Benefit on Tax-Exempt Interest Income	$28	$29
Tax-Equivalent Net Interest Income	$13,364	$12,444

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets was 5.25% for the three months ended March 31, 2025 compared to 5.28% for the three months ended March 31, 2024, a decrease of three basis points during the current year period. The tax-equivalent yield on securities increased 35 basis points for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. The tax equivalent yield on loans increased three basis points from 5.54% for the three months ended March 31, 2024 to 5.57% for the same time period in 2025.

The three basis point decrease in the tax-equivalent yield on earning assets for the three months ended March 31, 2025 reflects nominal growth in average loan balances and a reduction in average balances of securities, bolstered by the impact of the proceeds received from the public offering.

The average rate on interest-bearing liabilities increased two basis points to 3.10% from 3.12% for the three months ended March 31, 2025 compared to the 2024 period. The average rate on interest-bearing deposits increased nine basis points during the three months ended March 31, 2025 compared to the same 2024 period, reflecting an increase for money market account deposits. The average rate on Federal Home Loan Bank advances increased eight basis points from 4.72% for the three months ended March 31, 2024 to 4.80% for the three months ended March 31, 2025 due, in part, to the maturity of a $55.0 million advance with a rate 4.42% compared to a weighted average rate of 4.74% on the remaining outstanding advances of $65.0 million at March 31, 2025.

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

The provision for credit losses for the three months ended March 31, 2025 and 2024 was $1.2 million and $475 thousand, respectively. The provision for credit losses for the three months ended March 31, 2025 resulted largely from a $1.1 million provision against the commercial real estate portfolio due to charge-offs of $971 thousand, and specific reserves on two individually evaluated relationships of $152 thousand as compared to the prior measurement period. Commercial real estate charge-offs of $971 thousand during the three months ended March 31, 2025 reflect one relationship of four loans totaling $11.5 million.

Noninterest Income

Total noninterest (loss) income was $(8.6) million and $3.5 million for the three months ended March 31, 2025 and 2024, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three months ended March 31, 2025 and 2024, which are included within the respective Consolidated Statements of Operations headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Wealth management fees	$1,681	$1,456	$225	15%
Service charges on deposit accounts	492	454	38	8%
Other service charges and fees	972	969	3	0%
(Loss) on sale of securities	(12,425)	—	(12,425)	NM
(Loss) on disposal of bank premises and equipment	(16)	—	(16)	NM
Gain on sale of loans	429	161	268	166%
Small business investment company income	20	127	(107)	(84)%
Bank owned life insurance income	273	268	5	2%
Other operating income	20	45	(25)	(56)%
Total noninterest (loss) income	$(8,554)	$3,480	$(12,034)	(346)%

Wealth management fee income increased from 2024 to 2025. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management which has increased over the 2024 year period. Additionally, per transaction fees for estates and other services have also contributed to the year over year increase in revenue. These increases were partially offset by a decline in investment sales.

The Company executed balance sheet repositioning transactions within its investment securities portfolio during March 2025. The sale of $99.2 million of available for sale debt securities, with a fair value of $86.8 million, resulted in a net pre-tax loss of $12.4 million. Management utilized the proceeds from the public offering capital raise completed in February 2025 to enable the balance sheet repositioning effected during the quarter.

Gain on sale of loans increased during the three months ended March 31, 2025 when compared to the same period in 2024. The Company sold $35.7 million in mortgage loans on the secondary market, consisting of $14.9 million of loans originated for sale and a pool of $18.8 million residential mortgage loans held for investment, and $2.0 million SBA commercial loans during the three months ended March 31, 2025. This compares to loan sales consisting of $10.9 million in mortgage loans during the three months ended March 31, 2024. Loan sales resulted in gains of $429 thousand and $161 thousand during the three months ended March 31, 2025 and 2024, respectively. The Company intends to continue originating mortgage loans for sale, whereas the mortgage portfolio sale was completed early in the 2025 quarter, at par, and ahead of the Company's public offering in order to bolster on-balance sheet liquidity.

Income from holdings in small business investment companies decreased $107 thousand the three months ended March 31, 2025 compared to the same period in 2024. The decreases during the current year period can be mainly attributed to lower cash distributions received, based on the results of their performance and timing of distributions.

Noninterest Expenses

Total noninterest expenses increased $212 thousand, or 1.71% for the three months ended March 31, 2025 compared to the same period in 2024. The following table presents the components of noninterest expense for the three months ended March 31, 2025 and 2024, which are included within the respective Consolidated Statements of Operations headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended
	March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$7,179	$7,185	$(6)	(0)%
Occupancy expenses	662	569	93	16%
Equipment expenses	423	373	50	13%
Advertising and marketing expenses	183	237	(54)	(23)%
Stationary and supplies	42	24	18	75%
ATM network fees	362	380	(18)	(5)%
Loss on sale of repossessed assets	133	—	133	NM
FDIC assessment	322	409	(87)	(21)%
Computer software expense	282	233	49	21%
Bank franchise tax	367	331	36	11%
Professional fees	563	506	57	11%
Data processing fees	550	565	(15)	(3)%
Other operating expenses	1,521	1,565	(44)	(3)%
Total noninterest expenses	$12,589	$12,377	$212	2%

NM - Not Meaningful

Salaries and employee benefits decreased during the three months ended March 31, 2025 over 2024, reflecting minimal decreases in salaries and bonuses mostly offset by an increase in the annual incentive plan expense. The Company's number of full-time equivalent employees ("FTE's") has decreased from 238 at March 31, 2024 to 233 at March 31, 2025.

Occupancy expenses increased during three months ended March 31, 2025 largely due to the impact of the sales-leaseback transaction of the Company's operating center and branch building in December 2024. Rental expense increased $153 thousand, which was partially offset by a decrease in building depreciation. The increase in rental expense also reflects a new long-term lease executed during the first quarter of 2025 as the Company is moving its current loan production office and establishing a full-service branch in McLean, Viriginia.

Equipment expenses have increased during the three months ended March 31, 2025 compared to the same periods in 2024, reflecting costs for the implementation and build-out of loan origination systems.

Advertising and marketing expenses decreased during the three months ended March 31, 2025 compared to the same period in 2024, reflecting fewer advertising campaigns.

Three repossessed marine vessels were sold during the three months ended March 31, 2025, resulting in the recognition of a $133 thousand loss. There were no sales of repossessed assets during the three months ended March 31, 2024.

FDIC assessment expense, which is based in part on asset size and capital levels, decreased during the three months ended March 31, 2025 over 2024. The decrease in FDIC assessment for the three months ended March 31, 2025 reflects an improvement in the financial ratios portion of the assessment rate, largely due to the decline in the one-year asset growth factor.

Professional fees increased during the three months ended March 31, 2025 and the same period in 2024 primarily due to legal fees related to loan matters.

The efficiency ratio of the Company was 72.20% and 77.73% for the three months ended March 31, 2025 and 2024, respectively. The improvement in the efficiency ratio during 2025 reflects an increase in interest and noninterest income. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income. The Company adjusts for non-recurring items such as gains and losses on the investment portfolio and other gains/losses from OREO, repossessed assets, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$12,589	$12,377
Less: Loss on sale of repossessed assets	133	—
Adjusted noninterest expenses (non-GAAP)	$12,456	$12,377

Net interest income	13,336	12,415

Noninterest (loss) income (GAAP)	(8,554)	3,480
Less: (Loss) on the sale and disposal of premises and equipment	(16)	—
Less: (Loss) on the sale of securities	(12,425)	—
Adjusted noninterest income (non-GAAP)	$3,887	$3,480
Tax equivalent adjustment (1)	28	29
Total net interest income and noninterest income, adjusted (non-GAAP)	$17,251	$15,924

Efficiency ratio	72.20%	77.73%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

An income tax benefit of $2.1 million was recognized during the three months ended March 31, 2025 compared to income tax expense of $495 thousand during the three months ended March 31, 2024. The effective tax rate was 22.85% and 16.27% for the three months ended March 31, 2025 and 2024, respectively. The year over year comparison includes tax-exempt income on investment securities and loans, BOLI income, income tax credits on qualified affordable housing project investments, and qualified rehabilitation credits. Additionally, during the three months ended March 31, 2025, the effective tax rate was also impacted by the balance sheet repositioning transactions. Qualified affordable housing project investments are discussed in Note 11 to the Consolidated Financial Statements.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. See Note 15 to the Consolidated Financial Statements.

The following table presents a summarized statement of operations for the community banking business segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net Interest Income	$12,180	$10,747	$1,433	13.33%
Gain on sales of loans	429	161	268	166.46%
(Loss) on the sale of securities	(12,425)	—	(12,425)	NM
Other noninterest income	1,718	1,863	(145)	(7.78)%
Net Revenue	1,902	12,771	(10,869)	(85.11)%
Provision for credit losses	1,377	86	1,291	1,501.16%
Noninterest expense	11,712	11,374	338	2.97%
(Loss) Income before taxes	(11,187)	1,311	(12,498)	(953.32)%
Income tax (benefit) expense	(2,506)	116	(2,622)	(2,260.34)%
Net (Loss) Income	$(8,681)	$1,195	$(9,876)	(826.44)%

Net interest income increased $1.4 million during the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024 due to income earned on non-marine loans and higher levels of earning deposit balances in other other banks partially offset by an increase in interest-bearing deposit expense. Higher levels of deposits balances in other banks reflects proceeds received from the capital raise and sales of available for sale securities completed during the first quarter of 2025.

Provision for credit losses increased primarily due to charge-offs totaling $971 thousand related to a $11.5 million commercial real estate loan relationship.

Loss on the sale of securities resulted from the Company's execution of balance sheet repositioning transactions within its investment securities portfolio in March 2025. Available for sale debt securities totaling $99.2 million, with a fair value of $86.8 million, were sold resulting in a net pre-tax loss of $12.4 million.

The decrease in income tax expense was directly related to the recognized loss on the sale of securities.

The following table presents a summarized statement of operations for the marine lending segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net Interest Income	$1,510	$2,022	$(512)	(25.32)%
Net Revenue	1,510	2,022	(512)	(25.32)%
Provision for (recovery of) credit losses	(144)	389	(533)	(137.02)%
Noninterest expense	104	218	(114)	(52.29)%
Income before taxes	1,550	1,415	135	9.54%
Income tax expense	326	297	29	9.76%
Net Income	$1,224	$1,118	$106	9.48%

Marine Lending net revenues declined $512 thousand for the three months ended March 31, 2025 compared to the corresponding period in 2024. This was due to pay downs in the portfolio, which are not being replaced with new loan originations. The marine loan portfolio totaled $203.5 million and $247.0 million at March 31, 2025 and March 31, 2024, respectively.

Provision for credit losses declined during the three months ended March 31, 2025 reflecting declining loan balances compared to the three months ended March 31, 2024 in which the provision was also impacted by charge-offs totaling $453 thousand.

The following table presents a summarized statement of operations for the wealth management segment for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Other noninterest income	$1,724	$1,456	$268	18.41%
Net Revenue	1,724	1,456	268	18.41%
Provision for credit losses	—	—	—
Noninterest expense	683	672	11	1.64%
Income before taxes	1,041	784	257	32.78%
Income tax expense	219	165	54	32.73%
Net Income	$822	$619	$203	32.79%

Net revenue increased during the three months ended March 31, 2025 over the three months ended March 31, 2024 due to increases in trust services income reflecting fees earned on a higher level of assets under management and estate settlements.

FINANCIAL CONDITION

Two significant events impacting the Company's financial condition occurred during the first quarter of 2025. On February 13, 2025, the Company completed an underwritten public offering of 1,796,875 shares of its common stock at a public offering price of $32.00 per share. The net proceeds from the offering were $53.5 million. During March 2025, the Company executed balance sheet repositioning transactions within its investment securities portfolio. The execution of these events was to support continued organic growth and capital generation. These are further described in their corresponding paragraphs below.

Securities

Total securities available for sale were $109.9 million at March 31, 2025, compared to $121.3 million at December 31, 2024. This represents a decrease of $11.4 million, or 9.45%. The Company purchased $75.9 million of securities during the three months ended March 31, 2025. The Company had total maturities, calls, and principal repayments of $3.3 million and sales of $99.2 million during the three months ended March 31, 2025. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at March 31, 2025 and December 31, 2024. The Company had a net unrealized loss on available for sale securities of $8.4 million at March 31, 2025 as compared to a net unrealized loss of $23.6 million at December 31, 2024. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

During March 2025, balance sheet repositioning transactions were comprised of sales of available for sale debt securities with an amortized cost balance of $99.2 million (fair value of $86.8 million) and a weighted average yield of 1.72%, with proceeds reinvested into purchases of $66.0 million of available for sale debt securities with a weighted average yield of 4.72%. The total sales of $99.2 million represented 68.48% of December 31, 2024 securities balance. The majority of these repositioning sales and purchases consisted of mortgage-backed securities. The sale of debt securities resulted in a net pre-tax realized loss of $12.4 million (after-tax of $9.8 million) that was recognized in the first quarter of 2025. The Company also purchased U.S. Treasury notes totaling $9.9 million prior to the repositioning to maintain pledging levels throughout the repositioning period.

The primary cause of the unrealized losses at March 31, 2025 and December 31, 2024 was changes in market interest rates and other market conditions and not credit concerns of the issuers over the time between purchase and measurement periods. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.45 billion and $1.47 billion at March 31, 2025 and December 31, 2024, respectively. This represents a decrease of $14.8 million, or 1.01%, during the three months ended March 31, 2025. The ratio of gross loans to deposits decreased during the three months ended March 31, 2025 from 93.14% at December 31, 2024 to 89.99% at March 31, 2025 reflecting the decrease in gross loans, compounded by a 2.45% increase in deposits during the same time period.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025, through the normal course of business, $35.7 million in loans were sold, consisting primarily of mortgage loans. Included in the $35.7 million total loan sales was a pool of pool of residential mortgage loans totaling $18.8 million, which was at par. This pool was sold in January 2025, ahead of the Company's public offering, to bolster on-balance sheet liquidity. Loan sales resulted in net gains of $429 thousand. Loan sales and paydowns within the marine portfolio caused the balance of gross loans to experience a net decline, while being partially offset by modest loans originations, primarily secured by real estate.

Residential real estate loans, consisting of first liens, junior liens and home equity loans, were $344.9 million, or 23.75%, and $361.8 million, or 24.66%, of total loans at March 31, 2025 and December 31, 2024, respectively. The decrease of $16.9 million, or 4.68%, is primarily due to the portfolio loan sale.

Commercial real estate loans (including multifamily loans) were $643.5 million, or 44.31%, and $639.9 million, or 43.62%, of total loans at March 31, 2025 and December 31, 2024, respectively, representing an increase of $3.6 million, or 0.55%, during the three months ended March 31, 2025. Owner occupied commercial real estate loans experienced a $3.2 million decrease during the three months ended March 31, 2025, and non-owner occupied and multifamily commercial real estate loans increased $6.8 million during the same period.

Construction and secured by farmland loans totaled $98.7 million at March 31, 2025 compared to $95.2 million at December 31, 2024, an increase of $3.5 million, or 3.63%.

Marine loans were $203.5 million, or 14.01%, and $210.1 million, or 14.32%, of total loans at March 31, 2025 and December 31, 2024, respectively, representing a decrease of $6.6 million, or 3.16%. The decline in marine loans reflects paydowns and payoffs only as the Company is no longer accepting new marine business. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in the Critical Accounting Policies section in the 2024 Form 10-K. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for credit losses on loans during the three months ended March 31, 2025 and 2024 and the year ended December 31, 2024. Charged-off loans were $1.1 million and $705 thousand for the three months ended March 31, 2025 and 2024, respectively. Of the total charge-offs during the three months ended March 31, 2025, $971 thousand, or 90.29%, was due to one commercial real estate relationship totaling $11.5 million. Recoveries were $185 thousand for the three months ended March 31, 2025 and 2024. This resulted in net charge-offs of $891 thousand and $520 thousand for the three months ended March 31, 2025 and 2024, respectively. The annualized ratio of net charge-offs to average loans was 0.06% and 0.04% for the three months ended March 31, 2025 and 2024, respectively. The allowance for credit losses on loans as a percentage of loans was 1.05% at March 31, 2025 and 1.02% at December 31, 2024. The increase as compared to December 31, 2024 was mainly attributable to net loan charge-offs during the three months ended March 31, 2025.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Credit Risk, Nonperforming Assets and Other Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk on a quarterly basis. Loans risk rated as special mention, which exhibit negative trends and potential weaknesses, totaled $47.0 million at March 31, 2025 compared to $50.1 million at December 31, 2024. Loans risk rated as classified, include substandard, doubtful, and loss loans, totaled $18.5 million and $4.5 million at March 31, 2025 and December 31, 2024, respectively. All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity. The increase in classified loans of $14.0 million was primarily due to two large commercial real estate relationships being placed on nonaccrual status during the first quarter of 2025, including a $2.2 million owner-occupied relationship and an $11.5 million non-owner occupied relationship.

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	March 31, 2025	December 31, 2024
Nonaccrual loans	$16,122	$2,072
Loans past due 90 days or more and accruing interest	230	—
Other real estate owned and repossessed assets	—	514
Total nonperforming assets	$16,352	$2,586

Allowance for credit losses on loans	$15,282	$15,027

Gross loans	$1,452,264	$1,467,049

Allowance for credit losses on loans to nonperforming assets	93%	581%

Allowance for credit losses on loans to total loans	1.05%	1.02%

Allowance for credit losses on loans to nonaccrual loans	95%	725%

Nonaccrual loans to total loans	1.11%	0.14%

Non-performing assets to period end loans, other real estate owned and repossessed assets	1.13%	0.18%

Nonperforming assets increased by $13.7 million during the three months ended March 31, 2025. Nonaccrual loans were $16.1 million and $2.1 million at March 31, 2025 and December 31, 2024, respectively. There was $0 in OREO and repossessed assets at March 31, 2025 and $514 thousand at December 31, 2024. Loans past due 90 days or more and still accruing at March 31, 2025 totaled $186 thousand and $0 at December 31, 2024. The percentage of nonperforming assets to loans, OREO and repossessed assets was 1.12% at March 31, 2025 and 0.18% at December 31, 2024.

Total past due loans, as disclosed in Note 5 to the Consolidated Financial Statements, increased to $25.8 million at March 31, 2025 compared to $4.5 million at December 31, 2024. The $21.3 million increase in past due loans primarily reflects loans secured by real estate. Two relationships account for $18.6 million of the total increase and included a $7.1 million commercial construction relationship that subsequently paid off in April 2025, and an $11.5 million non-owner occupied commercial real estate relationship. Total past due loans as of March 31, 2025 consist of loans secured by real estate totaling $24.2 million, and consumer and commercial business loans totaling $1.6 million.

During the three months ended March 31, 2025, nonaccrual loans increased by $14.1 million and totaled $16.1 million at March 31, 2025 compared to $2.1 million at December 31, 2024. The increase was primarily due to an $11.5 million non-owner occupied commercial real estate relationship secured by multi-family housing units and a $2.2 million owner-occupied commercial real estate relationship, which are both fully collateralized. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At March 31, 2025 there was a $152 thousand specific allocation required on two commercial business loan relationships due to a potential deficiency in collateral value, compared to $248 thousand at December 31, 2024.

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

Deposits

Total deposits were $1.61 billion and $1.58 billion at March 31, 2025 and December 31, 2024, respectively. This represents an increase of $38.6 million or 2.45% during the three months ended March 31, 2025. Note 6 to the Consolidated Financial Statements provides the composition of total deposits at March 31, 2025 and December 31, 2024. The total increase in deposits was in core accounts, which increased $42.2 million partially offset by a decrease in non-core accounts of $3.6 million. During the first quarter of 2025, noninterest demand deposits experienced an increase of $15.2 million, while savings and interest bearing demand deposits increased $18.3 million. Total time deposits increased $5.1 million during the three months ended March 31, 2025 reflecting increases of $6.3 million for time deposits with balances less than $250,000 and a decrease of $1.2 million in time deposits with balances $250,000 and more. Marketing efforts, including rate specials, have been utilized to maintain maturing accounts and to acquire new time deposit accounts. Core deposits, consisting of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, totaled $1.34 billion, or 83.13% of total deposits at March 31, 2025 compared to $1.30 billion, or 82.49%, of total deposits at December 31, 2024. At March 31, 2025, over 75% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2025 was $176.5 million, reflecting a percentage of total assets of 9.27%, as compared to $119.0 million and 6.38% at December 31, 2024. The $57.5 million increase in shareholders’ equity was primarily due to net proceeds of $53.5 million received from the completion of an underwritten public offering of 1,796,875 shares of its common stock at a public offering price of $32.00 per share. An additional increase of $12.0 million is due to a decrease in unrealized losses on the securities available for sale portfolio largely reflecting the impact of the balance sheet repositioning. These increases in shareholders' equity were partially offset by a net operating loss of $7.0 million and $1.1 million in dividends declared for the three months ended March 31, 2025. The Company's net operating loss of $7.0 million was directly impacted by the balance sheet repositioning for which a loss on the sale of securities of $12.4 million was recognized. During the three months ended March 31, 2025 and 2024, the Company declared dividends of $0.31 and $0.30, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At March 31, 2025, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At March 31, 2025 and December 31, 2024, the Bank's capital ratios were as follows: Common equity Tier 1 capital was 13.83% and 11.04%, respectively, Tier 1 risk-based capital was 13.83% and 11.04%, respectively, Total risk-based capital was 14.86% and 12.00%, respectively, and Tier 1 leverage was 10.69% and 8.79%, respectively. The increase in the Bank's capital ratios was due to the completion of the Company's public offering in February, 2025.

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032. See Note 13 to the Consolidated Financial Statements included in this Form 10-Q, for discussion of subordinated debt.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At March 31, 2025, liquid assets totaled $412.0 million as compared to $335.9 million at December 31, 2024. These amounts represented 23.84% and 19.22% of total liabilities at March 31, 2025 and December 31, 2024, respectively. The increase during the first quarter of 2025 reflects the increased cash on hand from the net proceeds of the capital raise. The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2024 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the first quarter of 2025 pursuant to its Stock Repurchase Program ("the Program"). On September 18, 2024, the Company re-authorized the purchase of up to 150,000 shares for repurchase under the Program, during its September 18, 2024 Board of Directors meeting. The Program expires on June 30, 2025.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				148,122
January 1 - January 31, 2025	7,348	$36.30	7,348	140,774
February 1 - February 28, 2025	—	—	7,348	140,774
March 1 - March 31, 2025	—	—	7,348	140,774
	7,348	$36.30	7,348	140,774

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14th day of May, 2025.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer