Form 10-Q
period 2025-06-30
EAGLE FINANCIAL SERVICES INC
filed 2025-08-13
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 8, 2025 was 5,376,346.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)	*
Assets
Cash and due from banks	$17,401	$13,129
Interest-bearing deposits with other institutions	260,568	162,595
Federal funds sold	118,033	17,435
Total cash and cash equivalents	$396,002	$193,159
Securities available for sale, at fair value, amortized cost of $130,148 and $144,929, respectively	120,907	121,330
Restricted investments, at cost	3,786	7,557
Loans held for sale	3,302	2,660
Loans	1,438,632	1,467,049
Allowance for credit losses	(15,979)	(15,027)
Net Loans	$1,422,653	$1,452,022
Bank premises and equipment, net	14,693	14,339
Bank owned life insurance	31,172	30,621
Other assets	42,565	44,527
Total assets	$2,035,080	$1,866,215
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$574,596	$406,180
Savings and interest bearing demand deposits	728,370	679,330
Time deposits	463,558	489,646
Total deposits	$1,766,524	$1,575,156
Federal funds purchased	172	—
Federal Home Loan Bank advances, short-term	—	25,000
Federal Home Loan Bank advances, long-term	40,000	95,000
Subordinated debt, net of unamortized issuance costs	29,545	29,512
Other liabilities	19,191	22,560
Total liabilities	$1,855,432	$1,747,228
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2025, 5,376,346 including 72,107 shares of unvested restricted stock; issued and outstanding 2024, 3,549,581 including 64,043 shares of unvested restricted stock	13,260	8,714
Surplus	64,154	14,901
Retained earnings	109,530	114,012
Accumulated other comprehensive loss	(7,296)	(18,640)
Total shareholders’ equity	$179,648	$118,987
Total liabilities and shareholders’ equity	$2,035,080	$1,866,215

See Notes to Consolidated Financial Statements

* Derived from the consolidated audited financial statements.

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$20,409	$19,525	$40,380	$39,488
Interest and dividends on securities available for sale:
Taxable interest income	1,142	739	1,837	1,497
Interest income exempt from federal income taxes	—	3	3	8
Dividends	117	155	267	311
Interest on deposits in banks	3,060	1,248	5,704	2,230
Interest on federal funds sold	87	68	126	107
Total interest and dividend income	$24,815	$21,738	$48,317	$43,641
Interest Expense
Interest on deposits	$8,263	$7,515	$16,767	$14,939
Interest on Federal Home Loan Bank advances	499	1,712	1,807	3,422
Interest on subordinated debt	355	355	709	709
Total interest expense	$9,117	$9,582	$19,283	$19,070
Net interest income	$15,698	$12,156	$29,034	$24,571
Provision for Credit Losses	668	181	1,901	656
Net interest income after provision for credit losses	$15,030	$11,975	$27,133	$23,915
Noninterest Income
Wealth management fees	$1,650	$1,273	$3,331	$2,729
Service charges on deposit accounts	517	456	1,009	910
Other service charges and fees	1,060	1,164	2,032	2,133
(Loss) on the sale of bank premises and equipment	—	(11)	(16)	(11)
(Loss) on the sale of securities	—	—	(12,425)	—
Gain on sale of loans	1,104	492	1,533	653
Small business investment company income	133	259	153	385
Bank owned life insurance income	278	269	551	537
Other operating income	175	403	195	449
Total noninterest income (loss)	$4,917	$4,305	$(3,637)	$7,785
Noninterest Expenses
Salaries and employee benefits	$7,845	$7,353	$15,024	$14,538
Occupancy expenses	598	470	1,260	1,039
Equipment expenses	401	401	824	774
Advertising and marketing expenses	152	245	335	482
Stationery and supplies	35	32	77	56
ATM network fees	332	373	694	753
Loss on sale of repossessed assets	—	—	133	—
FDIC assessment	254	351	576	760
Computer software expense	325	221	607	454
Bank franchise tax	381	338	748	669
Professional fees	641	511	1,204	1,017
Data processing fees	633	558	1,183	1,123
Other operating expenses	1,802	1,657	3,323	3,222
Total noninterest expenses	$13,399	$12,510	$25,988	$24,887
Income (loss) before income taxes	$6,548	$3,770	$(2,492)	$6,813
Income Tax Expense (Benefit)	1,278	585	(788)	1,080
Net Income (Loss)	$5,270	$3,185	$(1,704)	$5,733
Earnings (Loss) Per Share
Net income (loss) per common share, basic	$0.98	$0.89	$(0.34)	$1.61
Net income (loss) per common share, diluted	$0.98	$0.89	$(0.34)	$1.61

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$5,270	$3,185	$(1,704)	$5,733
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of reclassification adjustments, net of deferred income tax of $(179) and $280 for the three months ended June 30, 2025 and 2024, respectively, and $3,014 and $(200) for the six months ended June 30, 2025 and 2024, respectively	(669)	1,054	11,344	(753)
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $1 for the six months ended June 30, 2025 and 2024, respectively	—	—	—	(4)
Total other comprehensive (loss) income	(669)	1,054	11,344	(757)
Total comprehensive income	$4,601	$4,239	$9,640	$4,976

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379
Cumulative effect adjustment for adopton of ASU 2023-02	—	—	(477)	—	(477)
Net income	—	—	2,548	—	2,548
Other comprehensive (loss)	—	—	—	(1,811)	(1,811)
Vesting of restricted stock awards, stock incentive plan (23,557 shares)	59	(59)	—	—	—
Stock-based compensation expense	—	302	—	—	302
Repurchase and retirement of common stock (5,605 shares)	(14)	(155)	—	—	(169)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
March 31, 2024	$8,705	$14,368	$104,449	$(19,817)	$107,705
Net income	—	—	3,185	—	3,185
Other comprehensive income	—	—	—	1,054	1,054
Vesting of restricted stock awards, stock incentive plan (1,081 shares)	3	(3)	—	—	—
Stock-based compensation expense	—	249	—	—	249
Repurchase and retirement of common stock (385 shares)	(1)	(10)	—	—	(11)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
June 30, 2024	$8,707	$14,604	$106,567	$(18,763)	$111,115

December 31, 2024	$8,714	$14,901	$114,012	$(18,640)	$118,987
Net loss	—	—	(6,974)	—	(6,974)
Other comprehensive income	—	—	—	12,013	12,013
Vesting of restricted stock awards, stock incentive plan (25,717 shares)	64	(64)	—	—	—
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, public offering, net (1,796,875 shares)	4,492	49,009			53,501
Repurchase and retirement of common stock (7,348 shares)	(18)	(247)	—	—	(265)
Dividends declared ($0.31 per share)	—	—	(1,110)	—	(1,110)
March 31, 2025	$13,252	$63,922	$105,928	$(6,627)	$176,475
Net income	—	—	5,270	—	5,270
Other comprehensive loss	—	—	—	(669)	(669)
Vesting of restricted stock awards, stock incentive plan (4,889 shares)	12	(12)	—	—	—
Stock-based compensation expense	—	290	—	—	290
Repurchase and retirement of common stock (1,432 shares)	(4)	(46)	—	—	(50)
Dividends declared ($0.31 per share)	—	—	(1,668)	—	(1,668)
June 30, 2025	$13,260	$64,154	$109,530	$(7,296)	$179,648

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities
Net (loss) income	$(1,704)	$5,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	389	498
Amortization of other assets	543	182
Origination of loans held for sale	(42,521)	(29,466)
Proceeds from sale of loans held for sale	43,418	28,722
Net (gain) on sales of loans	(1,528)	(653)
Provision for credit losses on loans	2,002	789
(Gain) on the sale of portfolio loans	(5)	—
Loss on the sale and disposal of premises and equipment	16	11
Loss on the sale of repossessed assets	133	—
Loss on the sale of securities	12,425	—
Amortization of subordinated debt issuance costs	33	34
Stock-based compensation expense	613	551
(Accretion) amortization of premiums and discounts on debt securities and loans, net	(273)	138
Bank-owned life insurance income	(551)	(537)
(Gain) on bank-owned life insurance settlement	—	(254)
Changes in assets and liabilities:
(Increase) in other assets	(539)	(967)
(Decrease) increase in other liabilities	(4,085)	152
Net cash provided by operating activities	$8,366	$4,933
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$6,899	$6,863
Proceeds from the sale of securities available for sale	86,822	—
Purchases of securities available for sale	(91,155)	—
Proceeds from the sale of restricted investments	3,815	1,425
Purchases of restricted investments	(44)	(637)
Proceeds of bank-owned life insurance settlement	—	263
Purchases of bank premises and equipment	(799)	(515)
Proceeds from the sale of bank premises and equipment	40	—
Proceeds from the sale of repossessed assets	381	12
Proceeds from the sale of portfolio loans	18,772	—
Net decrease in loans	8,290	13,372
Funding of capital commitments related to other investments	(492)	(664)
Net cash provided by investing activities	$32,529	$20,119
Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$217,456	$(30,683)
Net (decrease) increase in time deposits	(26,088)	12,945
Net increase in federal funds purchased	172	302
Repayments of short-term Federal Home Loan Bank advances	(25,000)	(20,000)
Repayments of long-term Federal Home Loan Bank advances	(55,000)	—
Net proceeds from issuance of common stock in public offering	53,501	—
Repurchase and retirement of common stock	(315)	(180)
Cash dividends paid	(2,778)	(2,134)
Net cash provided by (used in) financing activities	$161,948	$(39,750)
Increase (decrease) in cash and cash equivalents	$202,843	$(14,698)
Cash and Cash Equivalents
Beginning	193,159	138,353
Ending	$396,002	$123,655
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$20,125	$19,037
Income taxes	$1,200	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$14,358	$(953)
Minimum postretirement liability adjustment	$—	$(5)
Repossessed assets acquired in settlement of loans	$186	$111
Lease liabilities arising from right-of-use assets	$773	$—

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2025

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2025 and December 31, 2024, the results of operations and the changes in shareholders' equity for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

Application of the principles of GAAP and practices within the banking industry require management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statement; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance of credit losses on loans.

The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2024 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2024.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restricted period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which cliff vest based on meeting performance measures over a three year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of June 30, 2025, there was $1.4 million of unrecognized compensation cost related to nonvested restricted stock, with a weighted average remaining term of 2.05 years.

The following table presents restricted stock activity for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	64,043	$32.02	56,914	$35.06
Granted	39,545	36.40	41,940	30.00
Vested	(30,606)	33.02	(24,638)	34.10
Forfeited	(875)	35.95	—	—
Nonvested, end of period	72,107	$33.95	74,216	$32.46

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2025 and 2024. During 2025 and 2024, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Average number of common shares outstanding used to calculate basic and diluted earnings per share	5,378,214	3,556,935	4,977,482	3,557,069

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,980	$10	$(56)	$7,934
U.S. treasury securities	9,966	—	(10)	9,956
Mortgage-backed securities	86,037	—	(8,456)	77,581
Collateralized mortgage obligations	22,915	—	(223)	22,692
Subordinated debt	3,250	—	(506)	2,744
	$130,148	$10	$(9,251)	$120,907

	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,198	$—	$(530)	$7,668
Mortgage-backed securities	127,061	—	(22,094)	104,967
Obligations of states and political subdivisions	4,920	—	(275)	4,645
Subordinated debt	4,750	—	(700)	4,050
	$144,929	$—	$(23,599)	$121,330

The Company has elected to exclude accrued interest receivable, totaling $476 thousand at June 30, 2025, from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at June 30, 2025 and December 31, 2024 was $1.9 million and $5.0 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets.

In March 2025, balance sheet repositioning transactions were executed. The Bank sold available for sale securities with an amortized cost balance of $99.2 million and reinvested $66.0 million into purchases of available for sale securities. The sale of securities resulted in a net realized pre-tax loss of $12.4 million recognized during six months ended June 30, 2025. There were no sales of available for sale securities during the three months ended June 30, 2025 or the three and six months ended June 30, 2024.

The following table summarizes amounts related to the sale of available for sale securities:

For the Six Months Ended June 30,
2025
(in thousands)
Proceeds from sales	$86,822

Gross realized gains	$—
Gross realized losses	(12,425)
Net realized losses on securities	$(12,425)

The amortized cost and estimated fair value of securities at June 30, 2025, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,966	$9,956
Due after one year through five years	5,794	5,793
Due after five years through ten years	27,285	26,658
Due after ten years	87,103	78,500
	$130,148	$120,907

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2025 and December 31, 2024 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$3,775	$56	$—	$—	$3,775	$56
U.S. treasury securities	9,956	10	—	—	9,956	10
Mortgage-backed securities	43,081	284	29,483	8,172	72,564	8,456
Collateralized mortgage obligations	22,692	223	—	—	22,692	223
Subordinated debt	—	—	2,744	506	2,744	506
Total	$79,504	$573	$32,227	$8,678	$111,731	$9,251

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$7,668	$530	$7,668	$530
Mortgage-backed securities	—	—	104,967	22,094	104,967	22,094
Obligations of states and political subdivisions	—	—	4,645	275	4,645	275
Subordinated debt	—	—	3,550	700	3,550	700
Total	$—	$—	$120,830	$23,599	$120,830	$23,599

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 52 debt securities with a fair value below the amortized cost basis, totaling $111.7 million of aggregate fair value as of June 30, 2025. The Company concluded that a credit loss does not exist in its securities portfolio at June 30, 2025 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) as of June 30, 2025, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having carrying values of $7.0 million, $3.0 million and $93.1 million at June 30, 2025 were pledged as security for trust accounts, a deposit relationship and for borrowing capacity at the Federal Reserve Bank discount window, respectively.

The composition of restricted investments at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,302	7,073
Community Bankers’ Bank Stock	140	140
	$3,786	$7,557

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at June 30, 2025 and December 31, 2024 was as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$76,060	$95,200
HELOCs	52,032	50,646
Residential First Lien - Investor	106,493	105,910
Residential First Lien - Owner Occupied	177,000	194,065
Residential Junior Liens	10,865	11,184
Commercial - Owner Occupied	288,821	272,236
Commercial - Non-Owner Occupied & Multifamily	372,833	367,680
Commercial and industrial loans:
SBA PPP loans	16	28
Other commercial and industrial loans	106,499	110,315
Marine loans	196,434	210,095
Consumer loans	29,739	31,017
Overdrafts	240	309
Other loans	15,372	11,911
Total loans	$1,432,404	$1,460,596
Net deferred loan costs and premiums	6,228	6,453
Allowance for credit losses	(15,979)	(15,027)
	$1,422,653	$1,452,022

At June 30, 2025, the Company was servicing $29.7 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $455 thousand at June 30, 2025, which are recorded in other assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three and six months ended June 30, 2025 and 2024 and year-ended December 31, 2024 were as follows:

	Three Months Ended		Year Ended	Six Months Ended
	June 30,		December 31,	June 30,
	2025	2024	2024	2025	2024
	(in thousands)
Balance, beginning	$15,282	$14,448	$14,493	$15,027	$14,493
Provision for credit losses	856	314	2,525	2,002	789
Recoveries added to the allowance	176	424	853	361	609
Credit losses charged to the allowance	(335)	(172)	(2,844)	(1,411)	(877)
Balance, ending	$15,979	$15,014	$15,027	$15,979	$15,014

Past due loans by class at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$428	$—	$—	$428	$75,632	$76,060	$—
HELOCs	354	—	—	354	51,678	52,032	—
Residential First Lien - Investor	—	—	98	98	106,395	106,493	—
Residential First Lien - Owner Occupied	—	—	570	570	176,430	177,000	543
Residential Junior Liens	488	—	—	488	10,377	10,865	—
Commercial - Owner Occupied	3,914	—	2,211	6,125	282,696	288,821	—
Commercial - Non-Owner Occupied & Multifamily	—	—	11,474	11,474	361,359	372,833	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	16	16	—
Other commercial and industrial loans	505	662	218	1,385	105,114	106,499	45
Marine loans	801	—	—	801	195,633	196,434	—
Consumer loans	392	67	87	546	29,193	29,739	5
Overdrafts	—	—	—	—	240	240	—
Other loans	—	—	—	—	15,372	15,372	—
Total	$6,882	$729	$14,658	$22,269	$1,410,135	$1,432,404	$593

	December 31, 2024
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$95,200	$95,200	$—
HELOCs	21	—	—	21	50,625	50,646	—
Residential First Lien - Investor	—	98	—	98	105,812	105,910	—
Residential First Lien - Owner Occupied	—	28	247	275	193,790	194,065	—
Residential Junior Liens	13	—	—	13	11,171	11,184	—
Commercial - Owner Occupied	2,212	—	—	2,212	270,024	272,236	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	367,680	367,680	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	28	28	—
Other commercial and industrial loans	922	84	80	1,086	109,229	110,315	—
Marine loans	—	—	—	—	210,095	210,095	—
Consumer loans	673	6	138	817	30,200	31,017	—
Overdrafts	—	—	—	—	309	309	—
Other loans	—	—	—	—	11,911	11,911	—
Total	$3,841	$216	$465	$4,522	$1,456,074	$1,460,596	$—

Nonaccrual loans by class at June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025			December 31, 2024
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$—	$—
HELOCs	348	—	348	—	—	—
Residential First Lien - Investor	98	—	98	—	—	—
Residential First Lien - Owner Occupied	523	—	523	347	—	347
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	2,925	—	2,925	739	—	739
Commercial - Non-Owner Occupied & Multifamily	—	11,474	11,474	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	50	1,234	1,284	—	903	903
Marine loans	—	—	—	—	—	—
Consumer loans	83	—	83	83	—	83
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$4,027	$12,708	$16,735	$1,169	$903	$2,072

The allowance for credit losses on loans by segment at June 30, 2025 and December 31, 2024 was as follows:

	As of and For the Six Months Ended
	June 30, 2025
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Charge-Offs	—	(30)	(971)	(134)	(114)	(90)	(72)	—	(1,411)
Recoveries	3	252	—	78	—	13	15	—	361
Provision	(783)	(693)	3,143	120	(270)	73	412	—	2,002
Ending balance	$1,607	$1,847	$9,423	$1,497	$895	$234	$476	$—	$15,979
Ending balance: Individually evaluated for impairment	$—	$—	$1,147	$381	$—	$—	$—	$—	$1,528
Ending balance: Collectively evaluated for impairment	$1,607	$1,847	$8,276	$1,116	$895	$234	$476	$—	$14,451
Loans:
Ending balance	$76,060	$346,390	$661,654	$106,515	$196,434	$29,739	$15,612	$—	$1,432,404
Ending balance: Individually evaluated for impairment	$—	$942	$14,399	$1,234	$—	$83	$—	$—	$16,658
Ending balance: Collectively evaluated for impairment	$76,060	$345,448	$647,255	$105,281	$196,434	$29,656	$15,612	$—	$1,415,746

	As of and For the Year Ended
	December 31, 2024
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Charge-Offs	(94)	(277)	(7)	(238)	(1,778)	(309)	(141)	—	(2,844)
Recoveries	102	347	162	67	—	150	25	—	853
Provision	1,607	(2,477)	872	577	1,904	199	(157)	—	2,525
Ending balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Ending balance: Individually evaluated for impairment	$—	$—	$—	$248	$—	$—	$—	$—	$248
Ending balance: Collectively evaluated for impairment	$2,387	$2,318	$7,251	$1,185	$1,279	$238	$121	$—	$14,779
Loans:
Ending balance	$95,200	$361,805	$639,916	$110,343	$210,095	$31,017	$12,220	$—	$1,460,596
Ending balance: Individually evaluated for impairment	$—	$318	$739	$908	$—	$83	$—	$—	$2,048
Ending balance: Collectively evaluated for impairment	$95,200	$361,487	$639,177	$109,435	$210,095	$30,934	$12,220	$—	$1,458,548

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	June 30, 2025			December 31, 2024
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$—	$—
HELOCs	348	—	348	—	—	—
Residential First Lien - Investor	98	—	98	—	—	—
Residential First Lien - Owner Occupied	496	—	496	318	—	318
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	2,925	—	2,925	739	—	739
Commercial - Non-Owner Occupied & Multifamily	11,474	—	11,474	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	1,234	1,234	—	908	908
Marine loans	—	—	—	—	—	—
Consumer loans	83	—	83	83	—	83
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$15,424	$1,234	$16,658	$1,140	$908	$2,048

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2025.

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

Credit quality information by class at June 30, 2025 and gross charge-offs by year of origination for the six months ended June 30, 2025 was as follows:

June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$8,724	$31,497	$8,474	$12,572	$3,717	$7,143	$3,477	$—	$75,604
Special Mention	—	—	428	—	—	—	—	—	428
Classified	—	—	—	—	—	28	—	—	28
Total	$8,724	$31,497	$8,902	$12,572	$3,717	$7,171	$3,477	$—	$76,060
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$51,644	$—	$51,644
Special Mention	—	—	—	—	—	—	40	—	40
Classified	—	—	—	—	—	—	348	—	348
Total	$—	$—	$—	$—	$—	$—	$52,032	$—	$52,032
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$—	$30
Residential First Lien - Investor
Pass	$9,435	$6,615	$12,056	$17,485	$25,326	$27,614	$—	$1,177	$99,708
Special Mention	—	—	690	—	2,425	1,756	—	—	4,871
Classified	—	1,816	—	98	—	—	—	—	1,914
Total	$9,435	$8,431	$12,746	$17,583	$27,751	$29,370	$—	$1,177	$106,493
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$6,637	$17,760	$49,338	$29,458	$21,801	$47,562	$—	$295	$172,851
Special Mention	—	42	—	—	—	3,328	—	—	3,370
Classified	—	—	—	—	—	779	—	—	779
Total	$6,637	$17,802	$49,338	$29,458	$21,801	$51,669	$—	$295	$177,000
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$939	$962	$1,740	$1,956	$2,686	$2,193	$—	$168	$10,644
Special Mention	—	—	154	—	—	67	—	—	221
Classified	—	—	—	—	—	—	—	—	—
Total	$939	$962	$1,894	$1,956	$2,686	$2,260	$—	$168	$10,865
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$11,648	$27,703	$50,779	$72,617	$26,973	$64,284	$1,598	$2,989	$258,591
Special Mention	—	2,311	700	4,270	6,165	13,859	—	—	27,305
Classified	—	—	—	—	2,925	—	—	—	2,925

Total	$11,648	$30,014	$51,479	$76,887	$36,063	$78,143	$1,598	$2,989	$288,821
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$20,720	$26,200	$54,447	$79,902	$49,932	$106,247	$4,961	$5,036	$347,445
Special Mention	—	—	2,571	4,216	4,954	2,174	—	—	13,915
Classified	—	—	—	7,120	4,353	—	—	—	11,473
Total	$20,720	$26,200	$57,018	$91,238	$59,239	$108,421	$4,961	$5,036	$372,833
Current period gross charge-offs	$—	$—	$—	$257	$714	$—	$—	$—	$971
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$—	$16	$—	$—	$—	$16
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$16	$—	$—	$—	$16
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$14,914	$24,163	$8,195	$10,725	$5,472	$5,889	$33,352	$2,351	$105,061
Special Mention	—	67	505	—	—	—	—	11	583
Classified	—	—	834	—	21	—	—	—	855
Total	$14,914	$24,230	$9,534	$10,725	$5,493	$5,889	$33,352	$2,362	$106,499
Current period gross charge-offs	$—	$—	$81	$—	$—	$—	$53	$—	$134
Marine loans
Pass	$—	$—	$64,811	$101,942	$29,055	$626	$—	$—	$196,434
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$64,811	$101,942	$29,055	$626	$—	$—	$196,434
Current period gross charge-offs	$—	$—	$—	$114	$—	$—	$—	$—	$114
Consumer loans
Pass	$1,260	$2,145	$1,504	$10,218	$5,055	$7,786	$1,688	$—	$29,656
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	83	—	—	—	83
Total	$1,260	$2,145	$1,504	$10,218	$5,138	$7,786	$1,688	$—	$29,739
Current period gross charge-offs	$—	$—	$9	$2	$—	$8	$71	$—	$90
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	240	—	—	—	—	—	—	—	240
Total	$240	$—	$—	$—	$—	$—	$—	$—	$240
Current period gross charge-offs	$72	$—	$—	$—	$—	$—	$—	$—	$72
Other loans
Pass	$4,250	$—	$47	$8,786	$—	$2,223	$66	$—	$15,372
Special Mention	—	—	—	—	—	—	—	—	—

Classified	—	—	—	—	—	—	—	—	—
Total	$4,250	$—	$47	$8,786	$—	$2,223	$66	$—	$15,372
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$78,527	$137,045	$251,391	$345,661	$170,033	$271,567	$96,786	$12,016	$1,363,026
Special Mention	—	2,420	5,048	8,486	13,544	21,184	40	11	50,733
Classified	240	1,816	834	7,218	7,382	807	348	—	18,645
Total	$78,767	$141,281	$257,273	$361,365	$190,959	$293,558	$97,174	$12,027	$1,432,404
Total current period gross charge-offs	$72	$—	$90	$373	$714	$8	$154	$—	$1,411

Credit quality information by class at December 31, 2024 and gross charge-offs by year of origination for the year ended December 31, 2024 was as follows:

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

During the three and six months ended June 30, 2025, a reduction to the unfunded commitment reserve of $188 thousand and $101 thousand, respectively, was recorded as a credit to the provision for credit losses in the consolidated statement of operations. During the three and six months ended June 30, 2024, a reduction to the unfunded commitment reserve of $134 thousand was recorded as a credit to the provision for credit losses in the consolidated income statement. The reserve for unfunded commitments at June 30, 2025 and 2024 and December 31, 2024 was $404 thousand, $345 thousand, and $505 thousand, respectively.

Restructurings for Borrowers Experiencing Financial Difficulty: There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2025 and 2024 and were modified in the twelve months prior to that default. Default is determined at 30 days or more past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance of credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

NOTE 6. Deposits

The composition of deposits at June 30, 2025 and December 31, 2024 was as follows:

	June 30, 2025	December 31, 2024
	(in thousands)
Noninterest bearing demand deposits	$574,596	$406,180
Savings and interest bearing demand deposits:
NOW accounts	$336,653	$278,835
Money market accounts	262,622	269,115
Regular savings accounts	129,095	131,380
	$728,370	$679,330
Time deposits:
Balances of less than $250,000	$285,217	$293,864
Balances of $250,000 and more	178,341	195,782
	$463,558	$489,646
	$1,766,524	$1,575,156

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	June 30, 2025	December 31, 2024
Lease liabilities	$10,200	$9,779
Right-of-use assets	$9,843	$9,465
Weighted average remaining lease term	12 years	12 years
Weighted average discount rate	4.23%	4.16%

	Three Months Ended		Six Months Ended
Lease Cost	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$310	$132	$594	$264
Short-term lease cost	3	4	7	7
Total lease cost	$313	$136	$601	$271

Cash paid for amounts included in the measurement of lease liabilities	$257	$119	$508	$239

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	June 30, 2025
2025, remainder	$560
2026	1,021
2027	1,035
2028	1,058
2029	1,083
Thereafter	8,564
Total undiscounted cash flows	$13,321
Discount	(3,121)
Lease liabilities	$10,200

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024:

		Fair Value Measurements at
		June 30, 2025
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,934	$—	$7,934	$—
U.S. Treasury securities	9,956	—	9,956	—
Mortgage-backed securities	77,581	5,017	72,564	—
Collateralized mortgage obligations	22,692		22,692
Subordinated debt	2,744	—	2,744	—
Derivative:
Interest rate swaps on loans	1,079	—	1,079	—
Total assets at fair value	$121,986	$5,017	$116,969	$—
Liabilities:
Interest rate swaps on loans	$1,079	$—	$1,079	$—
Fair value swap	45	—	45	—
Total liabilities at fair value	$1,124	$—	$1,124	$—

		Fair Value Measurements at
		December 31, 2024
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,668	$—	$7,668	$—
Mortgage-backed securities	104,967	—	104,967	—
Obligations of states and political subdivisions	4,645	—	4,645	—
Subordinated debt	4,050	—	4,050	—
Derivative:
Interest rate swaps on loans	1,466		1,466
Fair value swap	93	—	93	—
Total assets at fair value	$122,889	$—	$122,889	$—
Liabilities:
Interest rate swaps on loans	$1,466	$—	$1,466	$—
Total liabilities at fair value	$1,466	$—	$1,466	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during six months ended June 30, 2025 and the year ended December 31, 2024.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, marine vessels, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Operations. At June 30, 2025 collateral-dependent loans totaling $12.7 million were individually evaluated and being carried at fair value of $11.2 million, the majority of which represents one relationship consisting of four non-owner occupied commercial real estate loans totaling $11.5 million. The remaining collateral-dependent loans of $1.2 million at June 30, 2025 were commercial business loans collateralized by equipment. At December 31, 2024 there were two collateral-dependent relationships totaling $908 thousand, which were individually evaluated and being carried at fair value of $659 thousand. These two relationships consist of four commercial business loans collateralized by equipment.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at June 30, 2025 or December 31, 2024.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held $186 thousand and $514 thousand at June 30, 2025 and December 31, 2024, respectively. Repossessed assets are included in other assets in the Consolidated Balance Sheets.

The following table summarizes the Company's financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2025 and December 31, 2024.

		Carrying value at
		June 30, 2025
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral-dependent loans	$11,180	$—	$—	$11,180
Nonfinancial Assets:
Repossessed assets	186	—	—	186

		Carrying value at
		December 31, 2024
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral-dependent loans	$659	$—	$—	$659
Nonfinancial Assets:
Repossessed assets	514	—	—	514

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial and nonfinancial assets measured at fair value on a nonrecurring basis for June 30, 2025 and December 31, 2024.

Quantitative information about Level 3 Fair Value Measurements
June 30, 2025
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	3% - 31%	5%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

Quantitative information about Level 3 Fair Value Measurements
December 31, 2024
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	16%	16%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1) Weighted based on the relative fair value of the specific items measured at fair value.

The carrying value and fair value of the Company’s financial instruments at June 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at
	June 30, 2025
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)	June 30, 2025
	(in thousands)
Financial assets:
Cash and short-term investments	$396,002	$396,002	$—	$—	$396,002
Securities	120,907	5,017	115,890	—	120,907
Restricted investments	3,786	—	3,786	—	3,786
Loans held for sale	3,302		3,302	—	3,302
Loans, net	1,422,653	—	—	1,331,484	1,331,484
Bank owned life insurance	31,172	—	31,172	—	31,172
Accrued interest receivable	5,009	—	5,009	—	5,009
Derivative assets	1,079	—	1,079	—	1,079
Financial liabilities:
Deposits	$1,766,524	$—	$1,767,145	$—	$1,767,145
Federal funds purchased	172	172	—	—	172
Federal Home Loan Bank advances, long-term	40,000	—	40,276	—	40,276
Subordinated debt, net of unamortized issuance costs	29,545	—	25,752	—	25,752
Accrued interest payable	1,374	—	1,374	—	1,374
Derivative liabilities	1,124	—	1,124	—	1,124

	Fair Value Measurements at
	December 31, 2024
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
	(in thousands)
Financial assets:
Cash and short-term investments	$193,159	$193,159	$—	$—	$193,159
Securities	121,330	—	121,330	—	121,330
Restricted Investments	7,557	—	7,557	—	7,557
Loans held for sale	2,660	—	2,660	—	2,660
Loans, net	1,452,022	—	—	1,358,734	1,358,734
Bank owned life insurance	30,621	—	30,621	—	30,621
Accrued interest receivable	5,149	—	5,149	—	5,149
Derivative assets	1,559	—	1,559	—	1,559
Financial liabilities:
Deposits	$1,575,156	$—	$1,575,743	$—	$1,575,743
Federal Home Loan Bank advances, short-term	25,000	—	25,006	—	25,006
Federal Home Loan Bank advances, long-term	95,000	—	95,242	—	95,242
Subordinated debt, net of unamortized issuance costs	29,512	—	26,148	—	26,148
Accrued interest payable	2,249	—	2,249	—	2,249
Derivative liabilities	1,466	—	1,466	—	1,466

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

Changes to accumulated other comprehensive loss by component are shown in the following table for the periods indicated:

	Three Months Ended
	June 30,
	2025			2024
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
April 1	$(6,632)	$5	$(6,627)	$(19,827)	$10	$(19,817)
Other comprehensive (loss) income before reclassifications	(848)	—	(848)	1,334	—	1,334
Tax effect of current period changes	179	—	179	(280)	—	(280)
Current period changes net of taxes	(669)	—	(669)	1,054	—	1,054
June 30	$(7,301)	$5	$(7,296)	$(18,773)	$10	$(18,763)

	Six Months Ended
	June 30,
	2025			2024
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(18,645)	$5	$(18,640)	$(18,020)	$14	$(18,006)
Other comprehensive income (loss) before reclassifications	26,783	—	26,783	(953)	(5)	(958)
Reclassification of realized losses into earnings	(12,425)	—	(12,425)	—	—	—
Tax effect of current period changes	(3,014)	—	(3,014)	200	1	201
Current period changes net of taxes	11,344	—	11,344	(753)	(4)	(757)
June 30	$(7,301)	$5	$(7,296)	$(18,773)	$10	$(18,763)

For the six months ended June 30, 2025, the reclassification out of accumulated other comprehensive loss represents the realized loss on the sale of available for sale securities, which appears as loss on the sale of securities in the Consolidated Statements of Operations. The tax benefit related to this reclassification was $2.6 million and was included in income tax expense in the Consolidated Statements of Operations.

NOTE 10. Other Real Estate Owned & Repossessed Assets

The following table is a summary of other real estate owned (“OREO”) and repossessed asset activity for the six months ended June 30, 2025 and 2024 and the year ended December 31, 2024:

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2025	2024	2024
	(in thousands)
Balance, beginning	$514	$304	$304
Transfer from loans	186	525	111
Sales proceeds	(381)	(111)	(12)
Loss on sales	(133)	(204)	—
Valuation adjustments	—	—	—
Balance, ending	$186	$514	$403

The balance at June 30, 2025 and December 31, 2024 represents repossessed marine vessels and at June 30, 2024, the balance represents repossessed assets including a marine vessel and commercial vehicles.

There was one loan collateralized by residential real estate with a balance of $98 thousand in the process of foreclosure at June 30, 2025 and none at December 31, 2024.

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

At June 30, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $1.1 million and $1.3 million, respectively. These balances are reflected in other assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero at both June 30, 2025 and December 31, 2024.

During the three months ended June 30, 2025 and June 30, 2024, the Company recognized amortization expense of $67 thousand and $74 thousand, respectively. Amortization expense during the six months ended June 30, 2025 and 2024 was $134 thousand and $147 thousand, respectively. Amortization expense is included in income tax expense on the Consolidated Statements of Operations.

Total estimated credits to be received during 2025 are $275 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the six months ended June 30, 2025 and 2024, were $138 thousand and $153 thousand, respectively.

NOTE 12. Recent Accounting Pronouncements and Other Authoritative Guidance

Pending Adoption

In December 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-09, "Income Taxes (Topic 740), Improvements to Income Tax Disclosures." The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity's applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU was effective for the Company on January 1, 2025 and will be presented in its annual financial statements on Form 10-K for the year ended December 31, 2025. The Company does not expect there to be a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 13. Revenue Recognition

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

Noninterest income (loss) disaggregated by major source, for the three and six months ended June 30, 2025 and 2024 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Noninterest income (loss):
Wealth management fees (1):
Trust asset management fees	$1,320	$1,041	$2,629	$2,064
Brokerage commissions	330	232	702	665
Service charges on deposit accounts (1):
Overdrawn account fees	390	348	764	703
Monthly and other service charges	127	108	245	207
Other service charges and fees:
Interchange fees (1)	920	882	1,765	1,707
ATM fees (1)	101	94	183	173
Other charges and fees (2)	39	188	84	253
(Loss) on the sale and disposal of bank premises and equipment (1)	—	(11)	(16)	(11)
(Loss) on sale of securities	—	—	(12,425)	—
Gain on sale of loans	1,104	492	1,533	653
Small business investment company income	133	259	153	385
Bank owned life insurance income	278	269	551	537
Other operating income (3)	175	403	195	449
Total noninterest income (loss)	$4,917	$4,305	$(3,637)	$7,785

(1)
Income within the scope of Topic 606.
(2)
Includes income within the scope of Topic 606 of $61 thousand and $196 thousand for the three months ended June 30, 2025 and 2024, respectively, and $94 thousand and $231 thousand for the six months ended June 30, 2025 and 2024, respectively. The remaining balances are outside the scope of Topic 606.
(3)
Includes income within the scope of Topic 606 of $142 thousand and $392 thousand for the three months ended June 30, 2025 and 2024, respectively and $171 thousand and $429 thousand for the six months ended June 30, 2025 and 2024, respectively. The remaining balances are outside the scope of Topic 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2025 and December 31, 2024, the Company did not have any significant contract balances.

NOTE 14. Borrowings

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $455 thousand at June 30, 2025.

The Company had $40.0 million in total borrowings with the Federal Home Loan Bank of Atlanta ("FHLB") at June 30, 2025, classified as long-term borrowings. The interest rate on the $40 million long-term borrowings with the FHLB is 4.83% and is due in 2026. At December 31, 2024, the Company had $95.0 million in long-term and $25.0 million in short-term outstanding borrowings with the FHLB. The Company had $80.5 million in irrevocable letters of credit at June 30, 2025 with the FHLB to secure public deposits.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$35,060	$60	$34,916	$(84)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. As of June 30, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $493.4 million and the cumulative basis adjustment associated with this hedging relationship was $60 thousand. At June 30, 2025, the amount of the designated hedged item was $35.0 million.

The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2025.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2025	2025
	(in thousands)
Hedged asset	$41	$83
Fair value derivative designated as hedging instrument	3	5
Total gain recognized in the consolidated statement of operations within interest and fees on loans	$44	$88

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

The following tables summarize key elements of the Company's derivative instruments at June 30, 2025 and December 31, 2024.

	June 30, 2025
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$45

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$37,590	$530	$549
Matched interest rate swaps with counterparty	37,590	549	530

	December 31, 2024
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$93	$—

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$44,203	$276	$1,190
Matched interest rate swaps with counterparty	44,203	1,190	276

NOTE 16. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management.

The community banking segment offers a wide range of retail and community banking services in the form of loan and deposit products. Revenues consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. During the first quarter of 2025 the Company sold available for sale securities with an amortized cost of $99.2 million, which resulted in a net realized pre-tax loss of $12.4 million. This loss on the sale of securities is the main driver of the community banking segment's reported net loss, total noninterest loss and income tax benefit for the six months ended June 30, 2025.

Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine vessel loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The balance of the marine loan portfolio, which constitutes a significant portion of the Company's assets, revenues, and earnings, totaled $196.4 million and $210.1 million at June 30, 2025 and December 31, 2024, respectively. This balance will continue to decline as the loans are repaid.

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

The following tables provide income and asset information as of June 30, 2025 and December 31, 2024 and for three and six months ended June 30, 2025 and 2024, which are included within the Consolidated Balance Sheets and Consolidated Statements of Operations.

	Three Months Ended
	June 30, 2025
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$22,158	$2,657	$—	$—	$—	$24,815
Interest Expense	7,724	1,038	—	355	—	9,117
Net Interest Income (Expense)	14,434	1,619	—	(355)	—	15,698
Gain on sales of loans	1,104	—	—	—	—	1,104
Other noninterest income	2,120	—	1,693	—	—	3,813
Net Revenue (Expense)	17,658	1,619	1,693	(355)	—	20,615
Provision for (recovery of) credit losses	794	(126)	—	—	—	668
Salaries and employee benefits	7,276	—	543	26	—	7,845
Occupancy expenses	577	—	21	—	—	598
Professional fees	521	10	—	110	—	641
Data processing fees	618	—	15	—	—	633
Other noninterest expense	3,347	116	197	22	—	3,682
Total Noninterest Expenses	12,339	126	776	158	—	13,399
Income (loss) before taxes	4,525	1,619	917	(513)	—	6,548
Income tax expense (benefit)	855	339	192	(108)	—	1,278
Net Income (Loss)	$3,670	$1,280	$725	$(405)	$—	$5,270

Other data:
Capital expenditures	$262	$—	$—	$—	$—	$262
Depreciation and amortization	447	—	25	17	—	489

	Three Months Ended
	June 30, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$18,558	$3,180	$—	$—	$—	$21,738
Interest Expense	7,815	1,412	—	355	—	9,582
Net Interest Income (Expense)	10,743	1,768	—	(355)	—	12,156
Gain on sales of loans	492	—	—	—	—	492
Other noninterest income	2,540	—	1,273	—	—	3,813
Net Revenue (Expense)	13,775	1,768	1,273	(355)	—	16,461
Provision for (recovery of) credit losses	207	(26)	—	—	—	181
Salaries and employee benefits	6,912	—	416	25	—	7,353
Occupancy expenses	448	—	22	—	—	470
Professional fees	438	13	—	60	—	511
Data processing fees	557	—	1	—	—	558
Other noninterest expense	3,250	122	236	10	—	3,618
Total Noninterest Expenses	11,605	135	675	95	—	12,510
Income (loss) before taxes	1,963	1,659	598	(450)	—	3,770
Income tax expense (benefit)	205	349	125	(94)	—	585
Net Income (Loss)	$1,758	$1,310	$473	$(356)	$—	$3,185

Other data:

Capital expenditures	$421	$—	$—	$—	$—	$421
Depreciation and amortization	245	—	31	17	—	$293

	Six Months Ended
	June 30, 2025
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$42,954	$5,363	$—	$—	$—	$48,317
Interest Expense	16,340	2,234	—	709	—	19,283
Net Interest Income (Expense)	26,614	3,129	—	(709)	—	29,034
Gain on sales of loans	1,533	—	—	—	—	1,533
(Loss) on the sale of securities	(12,425)	—	—	—	—	(12,425)
Other noninterest income	3,838	—	3,417	—	—	7,255
Net Revenue (Expense)	19,560	3,129	3,417	(709)	—	25,397
Provision for (recovery of) credit losses	2,171	(270)	—	—	—	1,901
Salaries and employee benefits	13,971	—	1,001	52	—	15,024
Occupancy expenses	1,219	—	41	—	—	1,260
Professional fees	1,020	10	—	174	—	1,204
Data processing fees	1,148	—	35	—	—	1,183
Other noninterest expense	6,693	220	382	22	—	7,317
Total Noninterest Expenses	24,051	230	1,459	248	—	25,988
(Loss) income before taxes	(6,662)	3,169	1,958	(957)	—	(2,492)
Income tax (benefit) expense	(1,651)	665	411	(213)	—	(788)
Net (Loss) Income	$(5,011)	$2,504	$1,547	$(744)	$—	$(1,704)

Other data:
Capital expenditures	$799	$—	$—	$—	$—	$799
Depreciation and amortization	841	—	57	34	—	932

	Six Months Ended
	June 30, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$36,999	$6,642	$—	$—	$—	$43,641
Interest Expense	15,509	2,852	—	709	—	19,070
Net Interest Income (Expense)	21,490	3,790	—	(709)	—	24,571
Gain on sales of loans	653	—	—	—	—	653
(Loss) on the sale of securities	—	—	—	—	—	—
Other noninterest income	4,403	—	2,729	—	—	7,132
Net Revenue (Expense)	26,546	3,790	2,729	(709)	—	32,356
Provision for credit losses	293	363	—	—	—	656
Salaries and employee benefits	13,624	22	842	50	—	14,538
Occupancy expenses	994	—	45	—	—	1,039
Professional fees	856	13	—	148	—	1,017
Data processing fees	1,121	—	2	—	—	1,123
Other noninterest expense	6,384	318	458	10	—	7,170
Total Noninterest Expenses	22,979	353	1,347	208	—	24,887
Income (loss) before taxes	3,274	3,074	1,382	(917)	—	6,813
Income tax expense (benefit)	321	646	290	(177)	—	1,080
Net Income (Loss)	$2,953	$2,428	$1,092	$(740)	$—	$5,733

Other data:
Capital expenditures	$512	$—	$3	$—	$—	$515
Depreciation and amortization	583	—	63	34	—	680

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at June 30, 2025	$1,827,117	$202,276	$890	$4,797	$—	$2,035,080
Total assets at December 31, 2024	1,645,219	218,055	955	1,986	—	1,866,215

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

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank. The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law. At June 30, 2025, the Company had total assets of $2.04 billion, net loans of $1.42 billion, total deposits of $1.77 billion, and shareholders’ equity of $179.6 million. The Company’s net loss was $1.7 million for the six months ended June 30, 2025.

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

RESULTS OF OPERATIONS

Net Income (Loss)

Net income for the three months ended June 30, 2025, was $5.3 million compared to $3.2 million for the three months ended June 30, 2024 and, for the six months ended June 30, 2025 and 2024, net (loss) income was ($1.7 million) and $5.7 million, respectively. Earnings (loss) per share, basic and diluted, were $0.98 and $0.89 for the three months ended June 30, 2025 and 2024, respectively, and $(0.34) and $1.61 for the six months ended June 30, 2025 and 2024, respectively.

Return on average assets ("ROA") measures how efficiently the Company uses its assets to produce net income. Factors reflected within this efficiency include the Company’s asset mix, funding sources, pricing, fee generation, and cost control. The ROA of the Company, on an annualized basis, for the three months ended June 30, 2025 and 2024 was 1.09% and 0.72%, respectively. For the six months ended June 30, 2025 and 2024 annualized ROA was (0.18)% and 0.65%, respectively.

Return on average equity ("ROE") measures the utilization of shareholders’ equity in generating net income. This measurement is affected by the same factors as ROA with consideration to how much of the Company’s assets are funded by shareholders. The ROE of the Company, on an annualized basis, for the three months ended June 30, 2025 and 2024 was 11.93% and 11.89%, respectively, and for the six months ended June 30, 2025 and 2024 was (2.19)% and 10.71%, respectively.

The Company's operating results for the six months ended June 30, 2025 were significantly impacted by the recognized loss on the sale of available for sale securities as part of its balance sheet repositioning strategy completed in the first quarter of 2025. The sale resulted in a net of tax loss of $9.8 million, or $(1.97) per share, and reduced ROA and ROE, on an annualized basis, by 1.03% and 12.62%, respectively, for the six months ended June 30, 2025. The balance sheet repositioning resulted in an increase in interest and dividend income earned on the available for sale investment securities portfolio for three and six months ended June 30, 2025 of $362 thousand and $291 thousand, respectively, compared to the same periods in 2024.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is impacted primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. Net interest income was $15.7 million and $12.2 million for the three months ended June 30, 2025 and 2024, respectively, an increase of $3.5 million, or 29.1%. Net interest income was $29.0 million and $24.6 million for the six months ended June 30, 2025 and 2024, respectively, which represents an increase of $4.4 million, or 18.2%. The year-over-year increases for both periods primarily reflects the impact of the balance sheet repositioning strategy, which raised capital and cash on hand and replaced lower-yielding investment securities with higher yielding securities. Declining average rates paid on interest-bearing deposits and maturities of FHLB advances also impacted net interest income.

The Company's net interest spread and net interest margin increased 19 basis points and 24 basis points, respectively, for the six months ended June 30, 2025 compared to six months ended June 30, 2024. For the three months ended June 30, 2025, the Company's net interest spread and net interest margin increased 43 basis points and 50 basis points, respectively, compared to the three months ended June 30, 2024.

Total interest and dividend income was $48.3 million and $43.7 million for the six months ended June 30, 2025 and 2024, respectively, which represents an increase of $4.6 million, or 10.71%. Total interest and dividend income for the three months ended June 30, 2025 and 2024 was $24.8 million and $21.7 million, respectively, which represents an increase of $3.1 million, or 14.15%. The increases in interest income during the 2025 periods were driven by increases in the average balance of the interest-earning assets, specifically federal funds sold and deposits in other banks, and increases in the average yield on securities driven by the newly restructured securities portfolio, mostly offset by a decline in the yield earned on federal funds sold and deposits in other banks. Average interest-earning assets increased $157.4 million, or 9.41%, during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, while the average yield on earning assets increased by eight basis points over the same period, primarily reflecting a 104 basis point increase attributable to the securities portfolio offset by an 88 basis point decrease attributable to federal funds sold and interest-bearing deposits in other banks. For the three months ended June 30, 2025 the average balance of earning assets increased $166.7 million and the average yield increased 19 basis points compared to the three months ended June 30, 2024. The 19 basis point increase was largely comprised of a 175 basis point increase in the securities portfolio average yield and an 88 basis point decrease in the average yield on federal funds sold and interest-bearing deposits in other banks.

Total interest expense was $19.3 million and $19.1 million for the six months ended June 30, 2025 and 2024, respectively, which represents an increase of $213 thousand, or 1.12%. Total interest expense was $9.1 million and $9.6 million for the three months ended June 30, 2025 and 2024, respectively, which represents a decrease of $465 thousand, or 4.85%. Balance growth in higher paying deposit accounts partially offset by lower rates paid on these deposits and balance declines in FHLB advances were the main drivers for the change in interest expense during the six months ended June 30, 2025 compared to the same period in 2024. The $213 thousand increase in interest expense during the six months ended June 30, 2025 is comprised of a $1.8 million, or 12.24%, increase attributable primarily to time deposit accounts and a $1.6 million, or 47.19%, decrease attributable to FHLB advances. Time deposits contributed $1.6 million of the $1.8 million increase in deposit interest expense due to average balance increases of $39.1 million and $57.0 million on time deposits of $250,000 or more and time deposits of less than $250,000, respectively, and declines in the average rate paid of 27 basis points and 19 basis points, respectively. During the six months ended June 30, 2025 and 2024 the average balance of total interest-bearing deposits was $1.19 billion and $1.05 billion, respectively, and the average rate paid was 2.85% for both the six months ended June 30, 2025 and 2024. Competition for and rates paid on deposit accounts continues to be strong. The $1.6 million decrease in interest expense on FHLB advances was due to advance maturities during the six months ended June 30, 2025 reducing the average balance by $70.0 million compared to the 2024 prior year period. These matured advances were not replaced as the Company has reduced its reliance on wholesale borrowings since completing its capital raise during the first quarter of 2025.

The decrease in interest expense during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 of $465 thousand is comprised of a $748 thousand, or 9.95%, increase attributable to deposit accounts and a decrease of $1.2 million, or 70.85%, attributable to FHLB advances. Higher-paying time deposits contributed $599 thousand of the increase in deposit interest expense reflecting an $89.8 million increase in average balance of time deposits, net of declines in the average rate paid of 39 basis points on time deposits of $250,000 or more and 35 basis points on time deposits of less than $250,000. The average rate paid on total interest-bearing deposits for the three months ended June 30, 2025 was 2.78% compared to 2.88% for the three months ended June 30, 2024. The decrease in interest expense on FHLB advances during the three months ended June 30, 2025 reflects lower borrowing levels as advances have not been replaced upon their maturity. The average balance of FHLB advances was $40.8 million and $145.1 million with an average rate of 4.90% and 4.74% during the three months ended June 30, 2025 and 2024, respectively.

The net interest margin was 3.20% and 2.96% for the six months ended June 30, 2025 and 2024, respectively, and 3.42% and 2.92% for the three months ended June 30, 2025 and 2024, respectively. The net interest margin is calculated on a tax-equivalent basis. Tax-equivalent net interest income (Non-GAAP) is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2025 and 2024.

Net interest margin has improved during the three and six months ended June 30, 2025 primarily due to the repositioning of the securities portfolio during the first quarter of 2025, retention of maturing time deposits at lower rates, and the reduction in FHLB advances. Ongoing margin pressures include deposit pricing, the Bank's continued strategy of originating mortgage loans for sale, and an increase in nonaccrual loans during the six months ended June 30, 2025.

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the three months ended June 30, 2025 and 2024 (dollars in thousands):

	June 30, 2025			June 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$115,712	$1,260	4.37%	$137,588	$893	2.61%
Tax-Exempt (1)	—	—	—%	492	5	4.13%
Total Securities	$115,712	$1,260	4.37%	$138,080	$898	2.62%
Loans:
Taxable	1,419,117	20,309	5.74%	1,424,304	19,421	5.48%
Non-accrual	16,337	—	—%	4,600	—	—%
Tax-Exempt (1)	9,999	126	5.04%	10,603	132	5.01%
Total Loans	$1,445,453	$20,435	5.67%	$1,439,507	$19,553	5.46%
Federal funds sold and interest-bearing deposits in other banks	281,749	3,146	4.48%	98,672	1,316	5.36%
Total earning assets	$1,842,914	$24,841	5.41%	$1,676,259	$21,767	5.22%
Allowance for credit losses	(15,439)			(14,604)
Total non-earning assets	105,484			105,467
Total assets	$1,932,959			$1,767,122

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$303,498	$1,632	2.16%	$258,965	$1,538	2.39%
Money market accounts	273,415	1,521	2.23%	261,557	1,463	2.25%
Savings accounts	130,166	36	0.11%	136,370	39	0.12%
Time deposits:
$250,000 and more	174,030	1,911	4.41%	138,531	1,652	4.80%
Less than $250,000	310,108	3,163	4.09%	255,776	2,823	4.44%
Total interest-bearing deposits	$1,191,217	$8,263	2.78%	$1,051,199	$7,515	2.88%
Federal funds purchased	2	—	NM	15	—	NM
Federal Home Loan Bank advances	40,824	499	4.90%	145,110	1,712	4.74%
Subordinated debt	29,535	355	4.82%	29,467	355	4.84%
Total interest-bearing liabilities	$1,261,578	$9,117	2.90%	$1,225,791	$9,582	3.14%
Noninterest-bearing liabilities:
Demand deposits	473,911			417,128
Other Liabilities	20,286			16,489
Total liabilities	$1,755,775			$1,659,408
Shareholders' equity	177,184			107,714
Total liabilities and shareholders' equity	$1,932,959			$1,767,122
Net interest income		$15,724			$12,185

Net interest spread			2.51%			2.08%
Interest expense as a percent of average earning assets			1.98%			2.30%
Net interest margin			3.42%			2.92%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% (Non-GAAP).
(2)
Annualized.

NM - Not Meaningful

The following table shows interest income on earning assets and related average yields as well as interest expense on interest-bearing liabilities and related average rates paid for the six months ended June 30, 2025 and 2024 (dollars in thousands):

	June 30, 2025			June 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$116,535	$2,104	3.64%	$140,144	$1,808	2.59%
Tax-Exempt (1)	175	4	4.49%	496	10	4.10%
Total Securities	$116,710	$2,108	3.64%	$140,640	$1,818	2.60%
Loans:
Taxable	1,430,666	40,180	5.66%	1,429,088	39,279	5.53%
Non-accrual	10,182	—	—%	5,109	—	—%
Tax-Exempt (1)	10,064	253	5.06%	10,654	265	5.00%
Total Loans	$1,450,912	$40,433	5.62%	$1,444,851	$39,544	5.50%
Federal funds sold and interest-bearing deposits in other banks	263,367	5,830	4.46%	88,054	2,337	5.34%
Total earning assets	$1,830,989	$48,371	5.33%	$1,673,545	$43,699	5.25%
Allowance for credit losses	(15,334)			(14,570)
Total non-earning assets	104,113			104,174
Total assets	$1,919,768			$1,763,149

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$289,558	$3,095	2.16%	$257,623	$3,035	2.37%
Money market accounts	273,776	3,033	2.23%	262,656	2,876	2.20%
Savings accounts	131,528	73	0.11%	137,554	80	0.12%
Time deposits:
$250,000 and more	180,006	4,026	4.51%	140,912	3,353	4.78%
Less than $250,000	310,799	6,540	4.24%	253,815	5,595	4.43%
Total interest-bearing deposits	$1,185,667	$16,767	2.85%	$1,052,560	$14,939	2.85%
Federal funds purchased	5	—	NM	13	—	NM
Federal Home Loan Bank advances	75,497	1,807	4.83%	145,495	3,422	4.73%
Subordinated debt	29,526	709	4.84%	29,459	709	4.84%
Total interest-bearing liabilities	$1,290,695	$19,283	3.01%	$1,227,527	$19,070	3.12%
Noninterest-bearing liabilities:
Demand deposits	450,559			411,147
Other Liabilities	21,671			16,878
Total liabilities	$1,762,925			$1,655,552
Shareholders' equity	156,843			107,597
Total liabilities and shareholders' equity	$1,919,768			$1,763,149
Net interest income		$29,088			$24,629

Net interest spread			2.32%			2.13%
Interest expense as a percent of average earning assets			2.12%			2.29%
Net interest margin			3.20%			2.96%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% (Non-GAAP).
(2)
Annualized.

NM - Not Meaningful

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$20,409	$19,525	$40,380	$39,488
Interest Income - Securities and Other Interest-Earnings Assets	4,406	2,213	7,937	4,153
Interest Expense - Deposits	8,263	7,515	16,767	14,939
Interest Expense - Other Borrowings	854	2,067	2,516	4,131
Total Net Interest Income	$15,698	$12,156	$29,034	$24,571
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$26	$28	$53	$56
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	—	1	1	2
Total Tax Benefit on Tax-Exempt Interest Income	$26	$29	$54	$58
Tax-Equivalent Net Interest Income	$15,724	$12,185	$29,088	$24,629

(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

The tax-equivalent yield on earning assets was 5.33% for the six months ended June 30, 2025 compared to 5.25% for the six months ended June 30, 2024, an increase of eight basis points during the current year period. The tax-equivalent yield on securities increased 104 basis points for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The tax equivalent yield on loans increased 12 basis points from 5.50% for the six months ended June 30, 2024 to 5.62% for the same time period in 2025. For the three months ended June 30, 2025 and 2024, the tax-equivalent yield on earning assets was 5.41% and 5.22%, respectively, an increase of 19 basis points in the current year period. The tax-equivalent yields on securities and loans also increased during the three month period in 2025 compared to 2024 by 175 basis points and 21 basis points, respectively.

The increase in the tax-equivalent yield on earning assets for the three and six months ended June 30, 2025 reflects the impact of the balance sheet repositioning transactions, which replaced lower-yielding investment securities with higher yielding securities, higher yielding loan originations, and increased average balances of federal funds sold and interest-bearing deposits in other banks, which were bolstered by the impact of the proceeds received from the public offering and increased deposit balances.

The average rate on interest-bearing liabilities decreased 11 basis points to 3.01% from 3.12% for the six months ended June 30, 2025 compared to the corresponding 2024 period and decreased 24 basis points to 2.90% for the three months ended June 30, 2025 compared to 3.14% for the three months ended June 30, 2024. The average rate on interest-bearing deposits remained the same at 2.85% for the six months ended June 30, 2025 and 2024 and decreased ten basis points to 2.78% during the three months ended June 30, 2025 compared to 2.88% during the three months ended June 30, 2024, reflecting declining rates on higher paying time deposits. The average rate on FHLB advances increased 16 basis points from 4.74% and increased 10 basis points from 4.73% for the three and six months ended June 30, 2024, respectively, to 4.90% and 4.83% for the three and six months ended June 30, 2025. The increases in the average rate on FHLB advances were due to the maturity of lower cost advances during the first and early-second quarter of 2025, compared to the remaining outstanding advance of $40.0 million at June 30, 2025 with a rate of 4.83%. The Company's reliance on wholesale borrowings has lessened since completing its capital raise in February 2025 and therefore, maturing advances were not replaced with new advances.

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

The provision for credit losses for the six months ended June 30, 2025 and 2024 was $1.9 million and $656 thousand, respectively. The provision for credit losses for the three months ended June 30, 2025 and 2024 was $668 thousand and $181 thousand, respectively. The provision for credit losses for the six months ended June 30, 2025 resulted largely from a $3.1 million provision against the commercial real estate portfolio due to charge-offs of $971 thousand and specific reserves of $1.1 million, reflecting one individually evaluated relationship of four loans totaling $11.5 million. Additional specific reserves of $381 thousand represent five commercial and industrial loan relationships with loan balances totaling $1.2 million. Partially offsetting these increases were recoveries and decreases in loan balances.

Noninterest Income

Total noninterest income (loss) was $4.9 million and $4.3 million for the three months ended June 30, 2025 and 2024, respectively and for the six months ended June 30, 2025 and 2024 was $(3.6) million and $7.8 million, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and six months ended June 30, 2025 and 2024, which are included within the respective Consolidated Statements of Operations headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Wealth management fees	$1,650	$1,273	$377	30%	$3,331	$2,729	$602	22%
Service charges on deposit accounts	517	456	61	13%	1,009	910	99	11%
Other service charges and fees	1,060	1,164	(104)	(9)%	2,032	2,133	(101)	(5)%
(Loss) on sale of securities	—	—	—	NM	(12,425)	—	(12,425)	NM
(Loss) on disposal of bank premises and equipment	—	(11)	11	NM	(16)	(11)	(5)	45%
Gain on sale of loans	1,104	492	612	124%	1,533	653	880	135%
Small business investment company income	133	259	(126)	(49)%	153	385	(232)	(60)%
Bank owned life insurance income	278	269	9	3%	551	537	14	3%
Other operating income	175	403	(228)	(57)%	195	449	(254)	(57)%
Total noninterest income (loss)	$4,917	$4,305	$612	14%	$(3,637)	$7,785	$(11,422)	(147)%

NM - Not Meaningful

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

Other service charges and fees decreased primarily due to a higher level of collection fees experienced during the three and six months ended June 30, 2024 compared to three and six months ended June 30, 2025.

The Company executed balance sheet repositioning transactions within its investment securities portfolio during March 2025. The sale of $99.2 million of available for sale debt securities, with a fair value of $86.8 million, resulted in a net pre-tax loss of $12.4 million during the six months ended June 30, 2025. Management utilized the proceeds from the public offering capital raise completed in February 2025 to enable the balance sheet repositioning.

Gain on sale of loans increased during the three and six months ended June 30, 2025 when compared to the same period in 2024. The Company sold $50.8 million in mortgage loans on the secondary market, consisting of $32.0 million of loans originated for sale and a pool of $18.8 million residential mortgage loans held for investment, and $9.9 million SBA commercial loans during the six months ended June 30, 2025. This compares to loan sales consisting of $25.5 million in mortgage loans and $2.6 million SBA commercial loans during the six months ended June 30, 2024. Loan sales resulted in gains of $1.5 million and $653 thousand during the six months ended June 30, 2025 and 2024, respectively. Gain on loan sales during the three months ended June 30, 2025 and 2024 was $1.1 million and $492 thousand, respectively, reflecting sales of $17.1 million mortgage loans and $8.4 million SBA commercial loans. The Company intends to continue originating mortgage loans for sale, whereas the mortgage portfolio sale was completed early in the 2025 quarter, at par, and ahead of the Company's public offering in order to bolster on-balance sheet liquidity.

Income from holdings in small business investment companies decreased $126 thousand and $232 thousand the three and six months ended June 30, 2025, respectively, compared to the same period in 2024. The decreases during the current year period can be mainly attributed to lower cash distributions received, based on the results of their performance and timing of distributions.

Other operating income decreased for the three and six months ended June 30, 2025 due to the receipt of a BOLI settlement, which resulted in a gain of $254 thousand during the three and six months ended June 30, 2024.

Noninterest Expenses

Total noninterest expenses increased $889 thousand, or 7.11%, for the three months ended June 30, 2025 and $1.1 million, or 4.42%, for the six months ended June 30, 2025 compared to the same periods in 2024. The following table presents the components of noninterest expense for the three and six months ended June 30, 2025 and 2024, which are included within the respective Consolidated Statements of Operations headings. Variances that the Company believes require explanation are discussed below the table.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$7,845	$7,353	$492	7%	$15,024	$14,538	$486	3%
Occupancy expenses	598	470	128	27%	1,260	1,039	221	21%
Equipment expenses	401	401	—	—%	824	774	50	6%
Advertising and marketing expenses	152	245	(93)	(38)%	335	482	(147)	(30)%
Stationary and supplies	35	32	3	9%	77	56	21	38%
ATM network fees	332	373	(41)	(11)%	694	753	(59)	(8)%
Loss on sale of repossessed assets	—	—	—	NM	133	—	133	NM
FDIC assessment	254	351	(97)	(28)%	576	760	(184)	(24)%
Computer software expense	325	221	104	47%	607	454	153	34%
Bank franchise tax	381	338	43	13%	748	669	79	12%
Professional fees	641	511	130	25%	1,204	1,017	187	18%
Data processing fees	633	558	75	13%	1,183	1,123	60	5%
Other operating expenses	1,802	1,657	145	9%	3,323	3,222	101	3%
Total noninterest expenses	$13,399	$12,510	$889	7%	$25,988	$24,887	$1,101	4%

NM - Not Meaningful

Salaries and employee benefits increased during the three and six months ended June 30, 2025 over 2024, reflecting increases in salaries, commission and employee insurance expense, partially offset by a decrease in the annual incentive plan expense. The Company's number of full-time equivalent employees ("FTE's") has increased from 244 at June 30, 2024 to 245 at June 30, 2025.

Occupancy expenses increased during the three and six months ended June 30, 2025 largely due to the impact of the sales-leaseback transaction of the Company's operating center and branch building in December 2024. Rental expense, net of building depreciation increased $137 thousand and $250 thousand, during the three and six months ended June 30, 2025, respectively, compared to the 2024 periods. The increase in rental expense also reflects a new long-term lease executed during the first quarter of 2025 as the Company is moving its current loan production office and establishing a full-service branch in McLean, Viriginia.

Advertising and marketing expenses decreased during the three and six months ended June 30, 2025 compared to the same periods in 2024, reflecting fewer advertising campaigns and a marketing bonus credit related to the Bank's credit card provider relationship.

Three repossessed marine vessels were sold during the first quarter of 2025, resulting in the recognition of a $133 thousand loss during the six months ended June 30, 2025. There were no sales of repossessed assets during the three months ended June 30, 2025 or the three and six months ended June 30, 2024.

FDIC assessment expense, which is based in part on asset size and capital levels, decreased during the three and six months ended June 30, 2025 over 2024. The decrease in FDIC assessment reflects an improvement in the capital and financial ratio portion of the assessment rate, due to the capital raise completed in early 2025.

Computer software expenses increased during the three and six months ended June 30, 2025 as the Company continues to invest in technology to enhance systems security and drive operational efficiencies.

Professional fees increased during the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to legal fees related to loan matters and outside recruitment services.

Other operating expenses increased by $145 thousand, or 8.75%, and $101 thousand, or 3.13%, during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024, largely reflecting a higher level of fraudulent activity related to customer accounts and higher expenses related to volume based costs and loan collection costs.

The efficiency ratio of the Company was 64.91% and 77.00% for the three months ended June 30, 2025 and 2024, respectively. The efficiency ratio of the Company was 68.23% and 77.36% for the six months ended June 30, 2025 and 2024, respectively. The improvement in the efficiency ratio during 2025 reflects an increase in net interest and noninterest income. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income (loss). The Company adjusts for non-recurring items such as gains and losses on the investment portfolio and other gains/losses from OREO, repossessed assets, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$13,399	$12,510	$25,988	$24,887
Less: Loss on sale of repossessed assets	—	—	133	—
Adjusted noninterest expenses (Non-GAAP)	$13,399	$12,510	$25,855	$24,887

Net interest income	15,698	12,156	29,034	24,571

Noninterest income (loss) (GAAP)	4,917	4,305	(3,637)	7,785
Less: (Loss) on the sale and disposal of premises and equipment	—	(11)	(16)	(11)
Less: (Loss) on the sale of securities	—	—	(12,425)	—
Less: Income from life insurance proceeds	—	254	—	254
Adjusted noninterest income (Non-GAAP)	$4,917	$4,062	$8,804	$7,542
Tax equivalent adjustment (1)	26	29	54	58
Total net interest income and noninterest income, adjusted (Non-GAAP)	$20,641	$16,247	$37,892	$32,171

Efficiency ratio	64.91%	77.00%	68.23%	77.36%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

Income tax expense of $1.3 million and $585 thousand was recognized during the three months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 an income tax benefit of $788 thousand was recognized compared to income tax expense of $1.1 million during the six months ended June 30, 2024. The effective tax rate was 19.52% and 15.52% for the three months ended June 30, 2025 and 2024, respectively. The effective tax (benefit) rate for six months ended June 30, 2025 and 2024 was (31.62%) and 15.85%, respectively. The year over year comparisons include tax-exempt income on investment securities and loans, BOLI income, income tax credits on qualified affordable housing project investments, and qualified rehabilitation credits. Additionally, during the six months ended June 30, 2025, the effective tax (benefit) rate was also impacted by the balance sheet repositioning transactions. Qualified affordable housing project investments are discussed in Note 11 to the Consolidated Financial Statements.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. See Note 16 to the Consolidated Financial Statements.

The following table presents a summarized statement of operations for the community banking business segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net Interest Income	$14,434	$10,743	$3,691	34%	$26,614	$21,490	$5,124	24%
Gain on sales of loans	1,104	492	612	124%	1,533	653	880	135%
(Loss) on the sale of securities	—	—	—	NM	(12,425)	—	(12,425)	NM
Other noninterest income	2,120	2,540	(420)	(17)%	3,838	4,403	(565)	(13)%
Net Revenue	17,658	13,775	3,883	28%	19,560	26,546	(6,986)	(26)%
Provision for credit losses	794	207	587	284%	2,171	293	1,878	641%
Noninterest expense	12,339	11,605	734	6%	24,051	22,979	1,072	5%
Income (Loss) before taxes	4,525	1,963	2,562	131%	(6,662)	3,274	(9,936)	(303)%
Income tax expense (benefit)	855	205	650	316%	(1,651)	321	(1,972)	(614)%
Net Income (Loss)	$3,670	$1,758	$1,912	109%	$(5,011)	$2,953	$(7,964)	(270)%

Net interest income increased during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 primarily due to income earned on: i) non-marine loans; ii) the investment securities portfolio, which was restructured in the first quarter of 2025 to sell and replace lower yielding investments with higher yielding securities; iii) higher levels of earning deposit balances in other other banks; and iv) reduction in borrowings expense as FHLB advances have matured. These increases were partially offset by an increase in interest-bearing deposit expense due to growth in average balances. Higher levels of interest-earning deposits balances in other banks reflects proceeds received from the capital raise and sales of available for sale securities completed during the first quarter of 2025, as well as increases in customer deposit balances.

Provision for credit losses increased primarily due to charge-offs totaling $971 thousand and a specific reserve of $1.1 million related to a $11.5 million commercial real estate loan relationship, partially offset by recoveries and decreases in loan balances.

Loss on the sale of securities resulted from the Company's execution of balance sheet repositioning transactions within its investment securities portfolio in March 2025. Available for sale debt securities totaling $99.2 million, with a fair value of $86.8 million, were sold resulting in a net pre-tax loss of $12.4 million.

The decrease in income tax expense during the six months ended June 30, 2025 was directly related to the recognized loss on the sale of securities.

The following table presents a summarized statement of operations for the marine lending segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net Interest Income	$1,619	$1,768	$(149)	(8)%	$3,129	$3,790	$(661)	(17)%
Net Revenue	1,619	1,768	(149)	(8)%	3,129	3,790	(661)	(17)%
(Recovery of) provision for credit losses	(126)	(26)	(100)	385%	(270)	363	(633)	(174)%
Noninterest expense	126	135	(9)	(7)%	230	353	(123)	(35)%
Income before taxes	1,619	1,659	(40)	(2)%	3,169	3,074	95	3%
Income tax expense	339	349	(10)	(3)%	665	646	19	3%
Net Income	$1,280	$1,310	$(30)	(2)%	$2,504	$2,428	$76	3%

Marine Lending net revenues declined $149 thousand and $661 thousand for the three and six months ended June 30, 2025 compared to the corresponding periods in 2024. This was due to pay downs in the portfolio, which are not being replaced with new loan originations. The marine loan portfolio totaled $196.4 million and $236.9 million at June 30, 2025 and June 30, 2024, respectively.

Provision for credit losses declined reflecting declining loan balances, net of charge-off activity.

The following table presents a summarized statement of operations for the wealth management segment for the three and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other noninterest income	1,693	1,273	420	33%	$3,417	$2,729	$688	25%
Net Revenue	1,693	1,273	420	33%	3,417	2,729	688	25%
Provision for credit losses	—	—	—		—	—	—
Noninterest expense	776	675	101	15%	1,459	1,347	112	8%
Income before taxes	917	598	319	53%	1,958	1,382	576	42%
Income tax expense	192	125	67	54%	411	290	121	42%
Net Income	$725	$473	$252	53%	$1,547	$1,092	$455	42%

Net revenue increased during the three and six months ended June 30, 2025 over the 2024 periods due to increases in trust services income reflecting fees earned on a higher level of assets under management and estate settlements and increases in investment sales revenue.

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

Securities

Total securities available for sale were $120.9 million at June 30, 2025, compared to $121.3 million at December 31, 2024. This represents a decrease of $423 thousand, or 0.35%. The Company purchased $91.2 million of securities during the six months ended June 30, 2025. The Company had total maturities, calls, and principal repayments of $6.9 million and sales of $99.2 million during the six months ended June 30, 2025. Note 4 to the Consolidated Financial Statements provides additional details about the Company’s securities portfolio at June 30, 2025 and December 31, 2024. The Company had a net unrealized loss on available for sale securities of $9.2 million at June 30, 2025 as compared to a net unrealized loss of $23.6 million at December 31, 2024. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

During March 2025, balance sheet repositioning transactions were comprised of sales of available for sale debt securities with an amortized cost balance of $99.2 million (fair value of $86.8 million) and a weighted average yield of 1.72%, with proceeds reinvested into purchases of $66.0 million of available for sale debt securities with a weighted average yield of 4.72%. The total sales of $99.2 million represented 68.48% of December 31, 2024 securities balance. The majority of these repositioning sales and purchases consisted of mortgage-backed securities. The sale of debt securities resulted in a net pre-tax realized loss of $12.4 million (after-tax of $9.8 million) that was recognized in the first quarter of 2025. In addition to the repositioning transactions, the Company purchased U.S. Treasury notes totaling $9.9 million prior to the repositioning to maintain pledging levels throughout the repositioning period and has also made subsequent purchases.

The primary cause of the unrealized losses at June 30, 2025 and December 31, 2024 was changes in market interest rates, rather than other market conditions or credit concerns of the issuers over the time between purchase and measurement periods. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Gross loans were $1.44 billion and $1.47 billion at June 30, 2025 and December 31, 2024, respectively. This represents a decrease of $28.4 million, or 1.94%, during the six months ended June 30, 2025. The ratio of gross loans to deposits decreased during the six months ended June 30, 2025 from 93.14% at December 31, 2024 to 81.44% at June 30, 2025 reflecting the decrease in gross loans, compounded by a 12.15% increase in deposits during the same time period.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Note 5 to the Consolidated Financial Statements provides the composition of the loan portfolio at June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025, through the normal course of business, $60.7 million in loans were sold, consisting primarily of mortgage loans. Included in total loans sold was a pool of residential mortgage loans totaling $18.8 million, which was sold at par. This pool was sold in January 2025, ahead of the Company's public offering, to bolster on-balance sheet liquidity. Loan sales resulted in net gains of $1.5 million during the six months ended June 30, 2025. Loan sales, paydowns within the marine portfolio, and significant payoffs of commercial and industrial loans related to the sales of two customers' businesses caused the balance of gross loans to experience a net decline, while being partially offset by modest loans originations, primarily secured by real estate.

Residential real estate loans, consisting of first liens, junior liens and home equity loans, were $346.4 million, or 24.08%, and $361.8 million, or 24.66%, of total loans at June 30, 2025 and December 31, 2024, respectively. The decrease of $15.4 million, or 4.26%, is primarily due to the portfolio loan sale.

Commercial real estate loans (including multifamily loans) were $661.7 million, or 45.99%, and $639.9 million, or 43.62%, of total loans at June 30, 2025 and December 31, 2024, respectively, representing an increase of $21.7 million, or 3.40%, during the six months ended June 30, 2025. Owner occupied commercial real estate loans experienced a $16.6 million increase during the six months ended June 30, 2025 due to a large construction loan being converted to permanent financing, and non-owner occupied and multifamily commercial real estate loans increased $5.1 million during the same period.

Construction and secured by farmland loans totaled $76.1 million at June 30, 2025 compared to $95.2 million at December 31, 2024, a decrease of $19.1 million, or 20.11%. The majority of this decrease was a large construction loan which converted to permanent financing in the owner-occupied commercial real estate pool.

Marine loans were $196.4 million, or 13.65%, and $210.1 million, or 14.32%, of total loans at June 30, 2025 and December 31, 2024, respectively, representing a decrease of $13.7 million, or 6.50%. The decline in marine loans reflects paydowns and payoffs only as the Company is no longer accepting new marine business. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in Note 1 to the Consolidated Financial Statements in the 2024 Form 10-K. Note 5 to the Consolidated Financial Statements shows the activity within the allowance for credit losses on loans during the three and six months ended June 30, 2025 and 2024 and the year ended December 31, 2024. Charged-off loans were $1.4 million and $877 thousand for the six months ended June 30, 2025 and 2024, respectively. Of the total charge-offs during the six months ended June 30, 2025, $971 thousand, or 68.82%, was due to one commercial real estate relationship totaling $11.5 million. Recoveries were $361 thousand and $609 thousand for the six months ended June 30, 2025 and 2024, respectively. This resulted in net charge-offs of $1.1 million and $268 thousand for the six months ended June 30, 2025 and 2024, respectively. The annualized ratio of net charge-offs to average loans was 0.15% and 0.04% for the six months ended June 30, 2025 and 2024, respectively. The allowance for credit losses on loans as a percentage of loans was 1.11% at June 30, 2025 and 1.02% at December 31, 2024. The increase as compared to December 31, 2024 was mainly attributable to net loan charge-offs and specific reserves during the three months ended June 30, 2025.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Credit Risk, Nonperforming Assets and Other Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk on a quarterly basis. Loans risk rated as special mention, which exhibit negative trends and potential weaknesses, including stale financial information, totaled $51.0 million at June 30, 2025 compared to $50.1 million at December 31, 2024. Loans risk rated as classified, include substandard, doubtful, and loss loans, totaled $19.1 million and $4.5 million at June 30, 2025 and December 31, 2024, respectively. All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity. The increase in classified loans of $14.6 million was primarily due to two large commercial real estate relationships being placed on nonaccrual status during the first quarter of 2025, including a $2.2 million owner-occupied relationship and an $11.5 million non-owner occupied relationship. Additionally, in the second quarter of 2025, a $400 thousand commercial and industrial loan secured by business assets was placed on nonaccural status.

Nonperforming assets consist of nonaccrual loans, repossessed assets, OREO (foreclosed properties), and loans past due 90 days or more and still accruing as detailed in the table below.

	June 30, 2025	December 31, 2024
Nonaccrual loans	$16,735	$2,072
Loans past due 90 days or more and accruing interest	593	—
Other real estate owned and repossessed assets	186	514
Total nonperforming assets	$17,514	$2,586

Allowance for credit losses on loans	$15,979	$15,027

Gross loans	$1,438,632	$1,467,049

Allowance for credit losses on loans to nonperforming assets	91%	581%

Allowance for credit losses on loans to total loans	1.11%	1.02%

Allowance for credit losses on loans to nonaccrual loans	95%	725%

Nonaccrual loans to total loans	1.16%	0.14%

Non-performing assets to period end loans, other real estate owned and repossessed assets	1.22%	0.18%

Nonperforming assets increased by $14.9 million during the six months ended June 30, 2025. Nonaccrual loans were $16.7 million and $2.1 million at June 30, 2025 and December 31, 2024, respectively. There was $186 thousand in OREO and repossessed assets at June 30, 2025 and $514 thousand at December 31, 2024. Loans past due 90 days or more and still accruing at June 30, 2025 totaled $593 thousand and $0 at December 31, 2024. The percentage of nonperforming assets to loans, OREO and repossessed assets was 1.22% at June 30, 2025 and 0.18% at December 31, 2024.

Total past due loans, as disclosed in Note 5 to the Consolidated Financial Statements, increased to $22.3 million at June 30, 2025 compared to $4.5 million at December 31, 2024. The $17.7 million increase in past due loans primarily reflects loans secured by real estate. One non-owner occupied commercial real estate relationship accounts for $11.5 million of the total increase, comprised of four residential multifamily income producing properties. The largest of the four properties had a corresponding loan balance of $5.9 million. This property was offered for sale on July 8, 2025, for $5.7 million with the Bank agreeing to a short sale of $4.8 million, thereby creating a deficiency balance of $1.1 million after consideration of past due taxes and other costs. Although the property owner has entered into an agreement to pay back the deficiency balance and collateralized the note with the remaining three properties and two additional properties, the Bank has allocated a specific reserve for the full amount of the deficiency balance.

During the six months ended June 30, 2025, nonaccrual loans increased by $14.6 million and totaled $16.7 million at June 30, 2025 compared to $2.1 million at December 31, 2024. The increase was primarily due to an $11.5 million non-owner occupied commercial real estate relationship secured by multi-family housing units, which has a specific reserve of $1.1 million (described previously) and a $2.2 million owner-occupied commercial real estate relationship, which is fully collateralized. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At June 30, 2025 there were specific reserves of $1.5 million required including $1.1 million for one non-owner occupied commercial real estate relationship and $381 thousand allocated on four commercial business loan relationships due to a potential deficiency in collateral value, compared to $248 thousand at December 31, 2024.

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

Deposits

Total deposits were $1.77 billion and $1.58 billion at June 30, 2025 and December 31, 2024, respectively. This represents an increase of $191.4 million or 12.15% during the six months ended June 30, 2025. The majority of this increase was due to large deposits in non-interest bearing accounts totaling $151.7 million received during the second quarter 2025 primarily related to sales proceeds of two customers' businesses. Note 6 to the Consolidated Financial Statements provides the composition of total deposits at June 30, 2025 and December 31, 2024. The total increase in deposits was primarily in non-core accounts, which increased $142.4 million while core accounts increased $48.9 million. During the six months ended June 30, 2025, noninterest demand deposits experienced an increase of $168.4 million, while savings and interest bearing demand deposits increased $49.0 million. Total time deposits decreased $26.1 million during the six months ended June 30, 2025 reflecting decreases of $8.6 million for time deposits with balances less than $250,000 and $17.4 million in time deposits with balances $250,000 and more. Marketing efforts, including rate specials, have been utilized to maintain maturing accounts and to acquire new time deposit accounts. Core deposits, consisting of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, totaled $1.35 billion, or 76.32% of total deposits at June 30, 2025 compared to $1.30 billion, or 82.49%, of total deposits at December 31, 2024. At June 30, 2025 core deposits also excluded the $151.7 million balance related to the business sales proceeds mentioned previously. At June 30, 2025, over 75% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2025 was $179.6 million, reflecting a percentage of total assets of 8.83%, as compared to $119.0 million and 6.38% at December 31, 2024. The $60.7 million increase in shareholders’ equity was primarily due to net proceeds of $53.5 million received from the completion of an underwritten public offering of 1,796,875 shares of its common stock at a public offering price of $32.00 per share. An additional increase of $11.3 million is due to a decrease in unrealized losses on the securities available for sale portfolio largely reflecting the impact of the balance sheet repositioning. These increases in shareholders' equity were partially offset by a net operating loss of $1.7 million and $2.8 million in dividends declared for the six months ended June 30, 2025. The Company's net operating loss of $1.7 million was directly impacted by the balance sheet repositioning for which a loss on the sale of securities of $12.4 million was recognized. During the six months ended June 30, 2025 and 2024, the Company declared dividends of $0.62 and $0.60 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At June 30, 2025, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At June 30, 2025 and December 31, 2024, the Bank's capital ratios were as follows: Common equity Tier 1 capital was 14.14% and 11.04%, respectively, Tier 1 risk-based capital was 14.14% and 11.04%, respectively, Total risk-based capital was 15.20% and 12.00%, respectively, and Tier 1 leverage was 10.92% and 8.79%, respectively. The increase in the Bank's capital ratios was due to the completion of the Company's public offering in February 2025.

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At June 30, 2025, liquid assets totaled $535.9 million as compared to $335.9 million at December 31, 2024. These amounts represented 28.88% and 19.22% of total liabilities at June 30, 2025 and December 31, 2024, respectively. The increase during the first half of 2025 reflects the increased cash on hand from the net proceeds of the capital raise and higher levels of deposits. The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2024 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the second quarter of 2025 pursuant to its Stock Repurchase Program ("the Program"). On June 18, 2025, the Board of Directors of the Company re-authorized the purchase of up to 150,000 shares for repurchase under the Program. The Program expires on June 30, 2026.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				140,774
April 1 - April 30, 2025	—	$—	—	140,774
May 1 - May 31, 2025	291	30.15	291	140,483
June 1 - June 30, 2025	1,141	36.25	1,432	139,342
	1,432	$35.01	1,432	139,342

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of August, 2025.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer