Form 10-Q
period 2025-09-30
EAGLE FINANCIAL SERVICES INC
filed 2025-11-13
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 7, 2025 was 5,376,346.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)	*
Assets
Cash and due from banks	$15,558	$13,129
Interest-bearing deposits with other institutions	189,119	162,595
Federal funds sold	63,452	17,435
Total cash and cash equivalents	$268,129	$193,159
Securities available for sale, at fair value, amortized cost of $128,454 and $144,929, respectively	121,379	121,330
Restricted investments, at cost	3,786	7,557
Loans held for sale	3,479	2,660
Loans	1,459,928	1,467,049
Allowance for credit losses	(14,810)	(15,027)
Net Loans	$1,445,118	$1,452,022
Bank premises and equipment, net	14,878	14,339
Bank owned life insurance	31,440	30,621
Other assets	44,264	44,527
Total assets	$1,932,473	$1,866,215
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$521,149	$406,180
Savings and interest bearing demand deposits	687,530	679,330
Time deposits	446,369	489,646
Total deposits	$1,655,048	$1,575,156
Federal funds purchased	101	—
Federal Home Loan Bank advances, short-term	—	25,000
Federal Home Loan Bank advances, long-term	40,000	95,000
Subordinated debt, net of unamortized issuance costs	29,562	29,512
Other liabilities	22,181	22,560
Total liabilities	$1,746,892	$1,747,228
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2025, 5,376,346 including 72,107 shares of unvested restricted stock; issued and outstanding 2024, 3,549,581 including 64,043 shares of unvested restricted stock	13,260	8,714
Surplus	64,458	14,901
Retained earnings	113,448	114,012
Accumulated other comprehensive loss	(5,585)	(18,640)
Total shareholders’ equity	$185,581	$118,987
Total liabilities and shareholders’ equity	$1,932,473	$1,866,215

See Notes to Consolidated Financial Statements

* Derived from the consolidated audited financial statements.

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest and Dividend Income
Interest and fees on loans	$20,722	$21,143	$61,102	$60,631
Interest and dividends on securities available for sale:
Taxable interest income	1,293	712	3,130	2,209
Interest income exempt from federal income taxes	—	4	3	12
Dividends	60	157	327	468
Interest on deposits in banks	3,803	1,659	9,507	3,889
Interest on federal funds sold	55	11	181	118
Total interest and dividend income	$25,933	$23,686	$74,250	$67,327
Interest Expense
Interest on deposits	$7,886	$8,419	$24,653	$23,358
Interest on Federal Home Loan Bank advances	494	1,756	2,301	5,178
Interest on subordinated debt	354	354	1,063	1,063
Total interest expense	$8,734	$10,529	$28,017	$29,599
Net interest income	$17,199	$13,157	$46,233	$37,728
Provision for Credit Losses	1,112	1,544	3,013	2,200
Net interest income after provision for credit losses	$16,087	$11,613	$43,220	$35,528
Noninterest Income
Wealth management fees	$1,827	$1,515	$5,158	$4,244
Service charges on deposit accounts	558	518	1,567	1,428
Other service charges and fees	1,151	1,117	3,183	3,250
(Loss) on the sale of bank premises and equipment	(2)	—	(18)	(11)
(Loss) on the sale of securities	—	—	(12,425)	—
Gain on sale of loans	1,012	627	2,545	1,280
Small business investment company income	58	496	211	882
Bank owned life insurance income	268	930	819	1,721
Other operating income	293	48	488	242
Total noninterest income	$5,165	$5,251	$1,528	$13,036
Noninterest Expenses
Salaries and employee benefits	$8,717	$7,548	$23,741	$22,086
Occupancy expenses	691	530	1,951	1,569
Equipment expenses	437	427	1,261	1,201
Advertising and marketing expenses	317	247	652	729
Stationery and supplies	37	35	114	91
ATM network fees	327	406	1,021	1,159
Loss on sale of repossessed assets	—	204	133	204
FDIC assessment	172	343	748	1,103
Computer software expense	389	226	996	680
Bank franchise tax	388	342	1,136	1,011
Professional fees	493	408	1,697	1,425
Data processing fees	469	679	1,652	1,802
Other operating expenses	1,907	1,495	5,230	4,717
Total noninterest expenses	$14,344	$12,890	$40,332	$37,777
Income before income taxes	$6,908	$3,974	$4,416	$10,787
Income Tax Expense	1,324	550	536	1,630
Net Income	$5,584	$3,424	$3,880	$9,157
Earnings Per Share
Net income per common share, basic	$1.04	$0.97	$0.76	$2.58
Net income per common share, diluted	$1.04	$0.97	$0.76	$2.58

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$5,584	$3,424	$3,880	$9,157
Other comprehensive income:
Unrealized gain on available for sale securities, net of reclassification adjustments, net of deferred income tax of $455 and $1,152 for the three months ended September 30, 2025 and 2024, respectively, and $3,469 and $952 for the nine months ended September 30, 2025 and 2024, respectively	1,711	4,333	13,055	3,580
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $0 and $0 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $1 for the nine months ended September 30, 2025 and 2024, respectively	—	—	—	(4)
Total other comprehensive income	1,711	4,333	13,055	3,576
Total comprehensive income	$7,295	$7,757	$16,935	$12,733

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379
Cumulative effect adjustment for adopton of ASU 2023-02	—	—	(477)	—	(477)
Net income	—	—	2,548	—	2,548
Other comprehensive (loss)	—	—	—	(1,811)	(1,811)
Vesting of restricted stock awards, stock incentive plan (23,557 shares)	59	(59)	—	—	—
Stock-based compensation expense	—	302	—	—	302
Repurchase and retirement of common stock (5,605 shares)	(14)	(155)	—	—	(169)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
March 31, 2024	$8,705	$14,368	$104,449	$(19,817)	$107,705
Net income	—	—	3,185	—	3,185
Other comprehensive income	—	—	—	1,054	1,054
Vesting of restricted stock awards, stock incentive plan (1,081 shares)	3	(3)	—	—	—
Stock-based compensation expense	—	249	—	—	249
Repurchase and retirement of common stock (385 shares)	(1)	(10)	—	—	(11)
Dividends declared ($0.30 per share)	—	—	(1,067)	—	(1,067)
June 30, 2024	$8,707	$14,604	$106,567	$(18,763)	$111,115
Net income	—	—	3,424	—	3,424
Other comprehensive income	—	—	—	4,333	4,333
Stock-based compensation expense	—	93	—	—	93
Vesting of restricted stock awards, stock incentive plan (4,788 shares)	12	(12)	—	—	—
Repurchase and retirement of common stock (1,878 shares)	(5)	(52)	—	—	(57)
Dividends declared ($0.30 per share)	—	—	(1,064)	—	(1,064)
September 30, 2024	$8,714	$14,633	$108,927	$(14,430)	$117,844

December 31, 2024	$8,714	$14,901	$114,012	$(18,640)	$118,987
Net loss	—	—	(6,974)	—	(6,974)
Other comprehensive income	—	—	—	12,013	12,013
Vesting of restricted stock awards, stock incentive plan (25,717 shares)	64	(64)	—	—	—
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, public offering, net (1,796,875 shares)	4,492	49,009			53,501
Repurchase and retirement of common stock (7,348 shares)	(18)	(247)	—	—	(265)
Dividends declared ($0.31 per share)	—	—	(1,110)	—	(1,110)
March 31, 2025	$13,252	$63,922	$105,928	$(6,627)	$176,475
Net income	—	—	5,270	—	5,270
Other comprehensive loss	—	—	—	(669)	(669)
Vesting of restricted stock awards, stock incentive plan (4,889 shares)	12	(12)	—	—	—
Stock-based compensation expense	—	290	—	—	290
Repurchase and retirement of common stock (1,432 shares)	(4)	(46)	—	—	(50)
Dividends declared ($0.31 per share)	—	—	(1,668)	—	(1,668)
June 30, 2025	$13,260	$64,154	$109,530	$(7,296)	$179,648
Net income	—	—	5,584	—	5,584
Other comprehensive income	—	—	—	1,711	1,711
Stock-based compensation expense	—	304	—	—	304
Dividends declared ($0.31 per share)	—	—	(1,666)	—	(1,666)
September 30, 2025	$13,260	$64,458	$113,448	$(5,585)	$185,581

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$3,880	$9,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	582	742
Amortization of other assets	622	418
Origination of loans held for sale	(70,324)	(49,256)
Proceeds from sale of loans held for sale	72,071	48,540
Net (gain) on sales of loans	(2,540)	(1,280)
Provision for credit losses on loans	3,133	2,315
(Gain) on the sale of portfolio loans	(5)	—
Loss on the sale and disposal of premises and equipment	18	11
Loss on the sale of repossessed assets	133	204
Loss on the sale of securities	12,425	—
Amortization of subordinated debt issuance costs	50	51
Stock-based compensation expense	917	644
(Accretion) amortization of premiums and discounts on debt securities and loans, net	(486)	208
Bank-owned life insurance income	(819)	(814)
(Gain) on bank-owned life insurance settlement	—	(907)
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,014)	278
(Decrease) increase in other liabilities	(1,067)	2,136
Net cash provided by operating activities	$16,576	$12,447
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$19,764	$11,716
Proceeds from the sale of securities available for sale	86,822	—
Purchases of securities available for sale	(102,154)	—
Proceeds from the sale of restricted investments	3,815	1,425
Purchases of restricted investments	(44)	(1,824)
Proceeds of bank-owned life insurance settlement	—	935
Purchases of bank premises and equipment	(1,179)	(746)
Proceeds from the sale of bank premises and equipment	40	—
Proceeds from the sale of repossessed assets	381	112
Proceeds from the sale of portfolio loans	18,772	—
Origination of loans, net of principal collected	(16,066)	(21,986)
Funding of capital commitments related to other investments	(492)	(664)
Net cash provided by (used in) investing activities	$9,659	$(11,032)
Cash Flows from Financing Activities
Net increase (decrease) in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$123,169	$(23,842)
Net (decrease) increase in time deposits	(43,277)	63,456
Net increase in federal funds purchased	101	244
Repayments of short-term Federal Home Loan Bank advances	(25,000)	(20,000)
Repayments of long-term Federal Home Loan Bank advances	(55,000)	—
Advances of long-term Federal Home Loan Bank advances	—	25,000
Net proceeds from issuance of common stock in public offering	53,501	—
Repurchase and retirement of common stock	(315)	(237)
Cash dividends paid	(4,444)	(3,198)
Net cash provided by financing activities	$48,735	$41,423
Increase in cash and cash equivalents	$74,970	$42,838
Cash and Cash Equivalents
Beginning	193,159	138,353
Ending	$268,129	$181,191
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$29,225	$29,695
Income taxes	$1,586	$80
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain on securities available for sale	$16,524	$4,532
Minimum postretirement liability adjustment	$—	$(5)
Repossessed assets acquired in settlement of loans	$1,009	$111
Lease liabilities arising from right-of-use assets	$773	$—

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2025

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2025 and December 31, 2024, the results of operations and the changes in shareholders' equity for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restricted period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which cliff vest based on meeting performance measures over a three year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of September 30, 2025, there was $1.1 million of unrecognized compensation cost related to nonvested restricted stock, with a weighted average remaining term of 1.87 years.

The following table presents restricted stock activity for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	64,043	$32.02	56,914	$35.06
Granted	39,545	36.40	41,940	30.00
Vested	(30,606)	33.02	(29,426)	34.40
Forfeited	(875)	35.95	(5,385)	35.38
Nonvested, end of period	72,107	$33.95	64,043	$32.02

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2025 and 2024. During 2025 and 2024, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Average number of common shares outstanding used to calculate basic and diluted earnings per share	5,376,346	3,552,026	5,111,897	3,555,376

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at September 30, 2025 and December 31, 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,571	$24	$(21)	$7,574
U.S. treasury securities	9,999	9	—	10,008
Mortgage-backed securities	83,800	414	(7,051)	77,163
Collateralized mortgage obligations	22,834	55	(100)	22,789
Subordinated debt	4,250	8	(413)	3,845
	$128,454	$510	$(7,585)	$121,379

	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,198	$—	$(530)	$7,668
Mortgage-backed securities	127,061	—	(22,094)	104,967
Obligations of states and political subdivisions	4,920	—	(275)	4,645
Subordinated debt	4,750	—	(700)	4,050
	$144,929	$—	$(23,599)	$121,330

The Company has elected to exclude accrued interest receivable, totaling $545 thousand at September 30, 2025, from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at September 30, 2025 and December 31, 2024 was $1.5 million and $5.0 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets.

In March 2025, balance sheet repositioning transactions were executed. The Bank sold available for sale securities with an amortized cost balance of $99.2 million and reinvested $66.0 million into purchases of available for sale securities. The sale of securities resulted in a net realized pre-tax loss of $12.4 million recognized during nine months ended September 30, 2025. There were no sales of available for sale securities during the three months ended September 30, 2025 or the three and nine months ended September 30, 2024.

The following table summarizes amounts related to the sale of available for sale securities:

For the Nine Months Ended September 30,
2025
(in thousands)
Proceeds from sales	$86,822

Gross realized gains	$—
Gross realized losses	(12,425)
Net realized losses on securities	$(12,425)

The amortized cost and estimated fair value of securities at September 30, 2025, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,999	$10,008
Due after one year through five years	13,492	13,579
Due after five years through ten years	19,569	19,290
Due after ten years	85,394	78,502
	$128,454	$121,379

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2025 and December 31, 2024 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$3,787	$21	$—	$—	$3,787	$21
U.S. treasury securities	—	—	—	—	—	—
Mortgage-backed securities	—	—	29,921	7,051	29,921	7,051
Collateralized mortgage obligations	15,384	100	—	—	15,384	100
Subordinated debt	—	—	2,837	413	2,837	413
Total	$19,171	$121	$32,758	$7,464	$51,929	$7,585

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$7,668	$530	$7,668	$530
Mortgage-backed securities	—	—	104,967	22,094	104,967	22,094
Obligations of states and political subdivisions	—	—	4,645	275	4,645	275
Subordinated debt	—	—	3,550	700	3,550	700
Total	$—	$—	$120,830	$23,599	$120,830	$23,599

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 38 debt securities with a fair value below the amortized cost basis, totaling $51.9 million of aggregate fair value as of September 30, 2025. The Company concluded that a credit loss does not exist in its securities portfolio at September 30, 2025 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) as of September 30, 2025, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having carrying values of $4.0 million, $3.0 million and $92.4 million at September 30, 2025 were pledged as security for trust accounts, a deposit relationship and for borrowing capacity at the Federal Reserve Bank discount window, respectively.

The composition of restricted investments at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,302	7,073
Community Bankers’ Bank Stock	140	140
	$3,786	$7,557

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at September 30, 2025 and December 31, 2024 was as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$84,467	$95,200
HELOCs	54,549	50,646
Residential First Lien - Investor	103,942	105,910
Residential First Lien - Owner Occupied	178,725	194,065
Residential Junior Liens	10,497	11,184
Commercial - Owner Occupied	290,931	272,236
Commercial - Non-Owner Occupied & Multifamily	398,076	367,680
Commercial and industrial loans:
SBA PPP loans	10	28
Other commercial and industrial loans	103,414	110,315
Marine loans	185,938	210,095
Consumer loans	29,422	31,017
Overdrafts	297	309
Other loans	13,895	11,911
Total loans	$1,454,163	$1,460,596
Net deferred loan costs and premiums	5,765	6,453
Allowance for credit losses	(14,810)	(15,027)
	$1,445,118	$1,452,022

At September 30, 2025, the Company was servicing $35.1 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $553 thousand at September 30, 2025, which are recorded in Other Assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2025 and 2024 and year-ended December 31, 2024 were as follows:

	Three Months Ended		Year Ended	Nine Months Ended
	September 30,		December 31,	September 30,
	2025	2024	2024	2025	2024
	(in thousands)
Balance, beginning	$15,979	$15,014	$14,493	$15,027	$14,493
Provision for credit losses	1,131	1,526	2,525	3,133	2,315
Recoveries added to the allowance	117	145	853	478	754
Credit losses charged to the allowance	(2,417)	(1,382)	(2,844)	(3,828)	(2,259)
Balance, ending	$14,810	$15,303	$15,027	$14,810	$15,303

Past due loans by class at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$428	$428	$84,039	$84,467	$—
HELOCs	222	160	—	382	54,167	54,549	—
Residential First Lien - Investor	491	—	98	589	103,353	103,942	—
Residential First Lien - Owner Occupied	1,374	—	25	1,399	177,326	178,725	—
Residential Junior Liens	87	261	—	348	10,149	10,497	—
Commercial - Owner Occupied	—	—	5,096	5,096	285,835	290,931	—
Commercial - Non-Owner Occupied & Multifamily	—	—	5,455	5,455	392,621	398,076	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	10	10	—
Other commercial and industrial loans	53	6	1,085	1,144	102,270	103,414	35
Marine loans	—	327	—	327	185,611	185,938	—
Consumer loans	588	165	140	893	28,529	29,422	56
Overdrafts	—	—	—	—	297	297	—
Other loans	—	—	—	—	13,895	13,895	—
Total	$2,815	$919	$12,327	$16,061	$1,438,102	$1,454,163	$91

	December 31, 2024
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$95,200	$95,200	$—
HELOCs	21	—	—	21	50,625	50,646	—
Residential First Lien - Investor	—	98	—	98	105,812	105,910	—
Residential First Lien - Owner Occupied	—	28	247	275	193,790	194,065	—
Residential Junior Liens	13	—	—	13	11,171	11,184	—
Commercial - Owner Occupied	2,212	—	—	2,212	270,024	272,236	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	367,680	367,680	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	28	28	—
Other commercial and industrial loans	922	84	80	1,086	109,229	110,315	—
Marine loans	—	—	—	—	210,095	210,095	—
Consumer loans	673	6	138	817	30,200	31,017	—
Overdrafts	—	—	—	—	309	309	—
Other loans	—	—	—	—	11,911	11,911	—
Total	$3,841	$216	$465	$4,522	$1,456,074	$1,460,596	$—

Nonaccrual loans by class at September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025			December 31, 2024
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$428	$—	$428	$—	$—	$—
HELOCs	—	—	—	—	—	—
Residential First Lien - Investor	98	—	98	—	—	—
Residential First Lien - Owner Occupied	508	—	508	347	—	347
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	3,253	1,844	5,097	739	—	739
Commercial - Non-Owner Occupied & Multifamily	5,455	—	5,455	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	1,020	478	1,498	—	903	903
Marine loans	—	—	—	—	—	—
Consumer loans	83	—	83	83	—	83
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$10,845	$2,322	$13,167	$1,169	$903	$2,072

The allowance for credit losses on loans by segment at September 30, 2025 and December 31, 2024 was as follows:

	As of and For the Nine Months Ended
	September 30, 2025
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Charge-Offs	—	(30)	(2,631)	(353)	(581)	(127)	(106)	—	(3,828)
Recoveries	4	296	—	110	—	34	34	—	478
Provision	(618)	(329)	3,452	(70)	291	96	311	—	3,133
Ending balance	$1,773	$2,255	$8,072	$1,120	$989	$241	$360	$—	$14,810
Ending balance: Individually evaluated for impairment	$—	$—	$49	$284	$—	$—	$—	$—	$333
Ending balance: Collectively evaluated for impairment	$1,773	$2,255	$8,023	$836	$989	$241	$360	$—	$14,477
Loans:
Ending balance	$84,467	$347,713	$689,007	$103,424	$185,938	$29,422	$14,192	$—	$1,454,163
Ending balance: Individually evaluated for impairment	$428	$581	$10,552	$1,449	$—	$83	$—	$—	$13,093
Ending balance: Collectively evaluated for impairment	$84,039	$347,132	$678,455	$101,975	$185,938	$29,339	$14,192	$—	$1,441,070

	As of and For the Year Ended
	December 31, 2024
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Charge-Offs	(94)	(277)	(7)	(238)	(1,778)	(309)	(141)	—	(2,844)
Recoveries	102	347	162	67	—	150	25	—	853
Provision	1,607	(2,477)	872	577	1,904	199	(157)	—	2,525
Ending balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Ending balance: Individually evaluated for impairment	$—	$—	$—	$248	$—	$—	$—	$—	$248
Ending balance: Collectively evaluated for impairment	$2,387	$2,318	$7,251	$1,185	$1,279	$238	$121	$—	$14,779
Loans:
Ending balance	$95,200	$361,805	$639,916	$110,343	$210,095	$31,017	$12,220	$—	$1,460,596
Ending balance: Individually evaluated for impairment	$—	$318	$739	$908	$—	$83	$—	$—	$2,048
Ending balance: Collectively evaluated for impairment	$95,200	$361,487	$639,177	$109,435	$210,095	$30,934	$12,220	$—	$1,458,548

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2025			December 31, 2024
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$428	$—	$428	$—	$—	$—
HELOCs	—	—	—	—	—	—
Residential First Lien - Investor	98	—	98	—	—	—
Residential First Lien - Owner Occupied	483	—	483	318	—	318
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	5,097	—	5,097	739	—	739
Commercial - Non-Owner Occupied & Multifamily	5,455	—	5,455	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	1,449	1,449	—	908	908
Marine loans	—	—	—	—	—	—
Consumer loans	83	—	83	83	—	83
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$11,644	$1,449	$13,093	$1,140	$908	$2,048

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2025.

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

Credit quality information by class at September 30, 2025 and gross charge-offs by year of origination for the nine months ended September 30, 2025 was as follows:

September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$12,704	$37,841	$8,704	$9,849	$3,663	$6,915	$1,874	$—	$81,550
Special Mention	1,806	658	—	—	—	—	—	—	2,464
Classified	—	—	428	—	—	25	—	—	453
Total	$14,510	$38,499	$9,132	$9,849	$3,663	$6,940	$1,874	$—	$84,467
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$54,509	$—	$54,509
Special Mention	—	—	—	—	—	—	40	—	40
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$54,549	$—	$54,549
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$30	$—	$30
Residential First Lien - Investor
Pass	$13,169	$6,504	$10,598	$16,550	$24,742	$26,258	$—	$1,137	$98,958
Special Mention	—	—	688	—	2,660	564	—	—	3,912
Classified	—	974	—	98	—	—	—	—	1,072
Total	$13,169	$7,478	$11,286	$16,648	$27,402	$26,822	$—	$1,137	$103,942
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$11,994	$16,777	$48,609	$29,274	$21,601	$46,610	$—	$273	$175,138
Special Mention	—	41	—	—	—	2,784	—	—	2,825
Classified	—	—	—	—	—	762	—	—	762
Total	$11,994	$16,818	$48,609	$29,274	$21,601	$50,156	$—	$273	$178,725
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$1,187	$637	$1,647	$1,900	$2,613	$2,129	$—	$165	$10,278
Special Mention	—	—	154	—	—	65	—	—	219
Classified	—	—	—	—	—	—	—	—	—
Total	$1,187	$637	$1,801	$1,900	$2,613	$2,194	$—	$165	$10,497
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$22,306	$26,207	$46,958	$71,948	$26,544	$63,116	$2,766	$2,764	$262,609
Special Mention	—	—	926	3,357	5,930	13,013	—	—	23,226
Classified	—	1,843	1,042	—	2,211	—	—	—	5,096

Total	$22,306	$28,050	$48,926	$75,305	$34,685	$76,129	$2,766	$2,764	$290,931
Current period gross charge-offs	$—	$468	$—	$—	$8	$—	$—	$—	$476
Commercial - Non-Owner Occupied & Multifamily
Pass	$52,874	$26,600	$56,421	$79,052	$49,944	$102,116	$7,659	$4,938	$379,604
Special Mention	—	272	—	4,185	3,753	4,807	—	—	13,017
Classified	—	—	—	1,132	4,323	—	—	—	5,455
Total	$52,874	$26,872	$56,421	$84,369	$58,020	$106,923	$7,659	$4,938	$398,076
Current period gross charge-offs	$—	$—	$—	$1,441	$714	$—	$—	$—	$2,155
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$—	$10	$—	$—	$—	$10
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$10	$—	$—	$—	$10
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$18,569	$20,491	$8,221	$10,051	$4,931	$5,423	$29,216	$2,158	$99,060
Special Mention	—	2,811	—	—	—	—	—	9	2,820
Classified	—	—	715	85	20	—	685	29	1,534
Total	$18,569	$23,302	$8,936	$10,136	$4,951	$5,423	$29,901	$2,196	$103,414
Current period gross charge-offs	$—	$67	$185	$—	$—	$—	$101	$—	$353
Marine loans
Pass	$—	$—	$61,252	$98,120	$25,948	$618	$—	$—	$185,938
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$61,252	$98,120	$25,948	$618	$—	$—	$185,938
Current period gross charge-offs	$—	$—	$315	$266	$—	$—	$—	$—	$581
Consumer loans
Pass	$1,685	$1,899	$1,304	$9,995	$4,945	$7,620	$1,878	$—	$29,326
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	83	—	13	—	96
Total	$1,685	$1,899	$1,304	$9,995	$5,028	$7,620	$1,891	$—	$29,422
Current period gross charge-offs	$—	$6	$30	$2	$6	$8	$75	$—	$127
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	297	—	—	—	—	—	—	—	297
Total	$297	$—	$—	$—	$—	$—	$—	$—	$297
Current period gross charge-offs	$106	$—	$—	$—	$—	$—	$—	$—	$106
Other loans
Pass	$4,250	$—	$43	$7,429	$—	$2,122	$51	$—	$13,895
Special Mention	—	—	—	—	—	—	—	—	—

Classified	—	—	—	—	—	—	—	—	—
Total	$4,250	$—	$43	$7,429	$—	$2,122	$51	$—	$13,895
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$138,738	$136,956	$243,757	$334,168	$164,941	$262,927	$97,953	$11,435	$1,390,875
Special Mention	1,806	3,782	1,768	7,542	12,343	21,233	40	9	48,523
Classified	297	2,817	2,185	1,315	6,637	787	698	29	14,765
Total	$140,841	$143,555	$247,710	$343,025	$183,921	$284,947	$98,691	$11,473	$1,454,163
Total current period gross charge-offs	$106	$541	$530	$1,709	$728	$8	$206	$—	$3,828

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

Unfunded Commitments: The Company maintains a separate reserve for credit losses on unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the Consolidated Statement of Income. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, utilizing the same models and approaches for the Company's other loan portfolio segments, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that maybe drawn prior to the cancellation of the arrangement.

During the three and nine months ended September 30, 2025, a reduction to the unfunded commitment reserve of $19 thousand and $120 thousand, respectively, was recorded as a credit to the provision for credit losses in the consolidated statement of income. During the three months ended September 30, 2024, an increase to the unfunded commitment reserve of $19 thousand was recorded, thereby increasing the provision for credit losses in the consolidated income statement. During the nine months ended September 30, 2024, a decrease of $115 thousand was recorded to the provision for credit losses, thereby reducing the unfunded commitment reserve. The reserve for unfunded commitments at September 30, 2025 and 2024 and December 31, 2024 was $385 thousand, $364 thousand, and $505 thousand, respectively.

Restructurings for Borrowers Experiencing Financial Difficulty: A loan that has been modified is considered a troubled loan modification when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. The following table presents the amortized cost of loans that were modified during the three and nine months ended September 30, 2025 by loan portfolio segment. There were no loan modifications to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024.

	Three Months Ended September 30,			For the Nine Months Ended September 30,
	2025			2025
	(dollars in thousands)
	Collateral Dependent Foreclosure	Total	% of Total Class of Loans	Collateral Dependent Foreclosure	Total	% of Total Class of Loans
Mortgage real estate loans:
Commercial - Non-Owner Occupied & Multifamily	$5,455	$5,455	1.37%	$5,455	$5,455	1.37%
Total	$5,455	$5,455		$5,455	$5,455

This balance is one relationship comprised of three residential multifamily income producing properties in Washington D.C. (the District), and the Bank has been granted receivership. The Bank is actively working with the receiver to update the properties and ready them for sale while continuing to collect the housing payments directly from the District. These loans are on nonaccrual status and are 90 or more days past due.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2024 and were modified in the twelve months prior to that default. Default is determined at 30 days or more past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance of credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

NOTE 6. Deposits

The composition of deposits at September 30, 2025 and December 31, 2024 was as follows:

	September 30, 2025	December 31, 2024
	(in thousands)
Noninterest bearing demand deposits	$521,149	$406,180
Savings and interest bearing demand deposits:
NOW accounts	$293,739	$278,835
Money market accounts	269,401	269,115
Regular savings accounts	124,390	131,380
	$687,530	$679,330
Time deposits:
Balances of less than $250,000	$262,174	$293,864
Balances of $250,000 and more	184,195	195,782
	$446,369	$489,646
	$1,655,048	$1,575,156

NOTE 7. Leases

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Right-of-use assets and lease liabilities are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. During the first quarter of 2025, the Company entered into a long-term lease with the intention of establishing a full-service branch in McLean, Virginia and moving the Tysons loan production office into the new location. The new lease will replace an expiring lease and resulted in the initial recognition of a right-of-use asset and lease liability of $773 thousand.

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	September 30, 2025	December 31, 2024
Lease liabilities	$10,019	$9,779
Right-of-use assets	$9,641	$9,465
Weighted average remaining lease term	12 years	12 years
Weighted average discount rate	4.24%	4.16%

	Three Months Ended		Nine Months Ended
Lease Cost	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$310	$132	$904	$396
Short-term lease cost	4	4	11	11
Total lease cost	$314	$136	$915	$407

Cash paid for amounts included in the measurement of lease liabilities	$279	$120	$788	$359

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	September 30, 2025
2025, remainder	$280
2026	1,022
2027	1,035
2028	1,058
2029	1,083
Thereafter	8,564
Total undiscounted cash flows	$13,042
Discount	(3,023)
Lease liabilities	$10,019

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024:

		Fair Value Measurements at
		September 30, 2025
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,574	$—	$7,574	$—
U.S. Treasury securities	10,008	—	10,008	—
Mortgage-backed securities	77,163	—	77,163	—
Collateralized mortgage obligations	22,789		22,789
Subordinated debt	3,845	—	3,345	500
Derivative:
Interest rate swaps on loans	1,127	—	1,127	—
Total assets at fair value	$122,506	$—	$122,006	$500
Liabilities:
Interest rate swaps on loans	$1,127	$—	$1,127	$—
Fair value swap	69	—	69	—
Total liabilities at fair value	$1,196	$—	$1,196	$—

		Fair Value Measurements at
		December 31, 2024
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,668	$—	$7,668	$—
Mortgage-backed securities	104,967	—	104,967	—
Obligations of states and political subdivisions	4,645	—	4,645	—
Subordinated debt	4,050	—	4,050	—
Derivative:
Interest rate swaps on loans	1,466		1,466
Fair value swap	93	—	93	—
Total assets at fair value	$122,889	$—	$122,889	$—
Liabilities:
Interest rate swaps on loans	$1,466	$—	$1,466	$—
Total liabilities at fair value	$1,466	$—	$1,466	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis classified as Level 3 for the periods indicated. Level 3 securities for three and nine months ended September 30, 2025 consisted of one newly issued corporate subordinated debt security for which no pricing information was available and therefore priced at book value.

Level 3 Recurring Fair Value Measurements As Of and For The
	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Beginning balance	$—	$—	$—	$—
Purchases	500	—	500	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Total Gains (Losses) included in Net Income	—	—	—	—
Total Gains (Losses) included in OCI	—	—	—	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Total assets at fair value	$500	$—	$500	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during nine months ended September 30, 2025 and the year ended December 31, 2024.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, marine vessels, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. At September 30, 2025 collateral-dependent loans totaling $2.3 million were individually evaluated and being carried at fair value of $2.0 million, the majority of which represents one relationship consisting of an owner occupied commercial real estate loan totaling $1.8 million. The remaining collateral-dependent loans of $478 thousand at September 30, 2025 were commercial business loans collateralized by equipment. At December 31, 2024 there were two collateral-dependent relationships totaling $908 thousand, which were individually evaluated and being carried at fair value of $659 thousand. These two relationships consist of four commercial business loans collateralized by equipment.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at September 30, 2025 or December 31, 2024.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held $1.0 million and $514 thousand at September 30, 2025 and December 31, 2024, respectively. Repossessed assets are included in Other Assets in the Consolidated Balance Sheets.

The following table summarizes the Company's financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2025 and December 31, 2024.

		Carrying value at
		September 30, 2025
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral-dependent loans	$1,989	$—	$—	$1,989
Nonfinancial Assets:
Repossessed assets	1,009	—	—	1,009

		Carrying value at
		December 31, 2024
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral-dependent loans	$659	$—	$—	$659
Nonfinancial Assets:
Repossessed assets	514	—	—	514

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial and nonfinancial assets measured at fair value on a nonrecurring basis for September 30, 2025 and December 31, 2024.

Quantitative information about Level 3 Fair Value Measurements
September 30, 2025
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	6% - 31%	9%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

Quantitative information about Level 3 Fair Value Measurements
December 31, 2024
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	16%	16%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1) Weighted based on the relative fair value of the specific items measured at fair value.

The carrying value and fair value of the Company’s financial instruments at September 30, 2025 and December 31, 2024 were as follows:

	Fair Value Measurements at
	September 30, 2025
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)	September 30, 2025
	(in thousands)
Financial assets:
Cash and short-term investments	$268,129	$268,129	$—	$—	$268,129
Securities	121,379	—	120,879	500	121,379
Restricted investments	3,786	—	3,786	—	3,786
Loans held for sale	3,479		3,479	—	3,479
Loans, net	1,445,118	—	—	1,353,121	1,353,121
Bank owned life insurance	31,440	—	31,440	—	31,440
Accrued interest receivable	5,255	—	5,255	—	5,255
Derivative assets	1,127	—	1,127	—	1,127
Financial liabilities:
Deposits	$1,655,048	$—	$1,655,617	$—	$1,655,617
Federal funds purchased	101	101	—	—	101
Federal Home Loan Bank advances, long-term	40,000	—	40,172	—	40,172
Subordinated debt, net of unamortized issuance costs	29,562	—	25,766	—	25,766
Accrued interest payable	991	—	991	—	991
Derivative liabilities	1,196	—	1,196	—	1,196

	Fair Value Measurements at
	December 31, 2024
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
	(in thousands)
Financial assets:
Cash and short-term investments	$193,159	$193,159	$—	$—	$193,159
Securities	121,330	—	121,330	—	121,330
Restricted Investments	7,557	—	7,557	—	7,557
Loans held for sale	2,660	—	2,660	—	2,660
Loans, net	1,452,022	—	—	1,358,734	1,358,734
Bank owned life insurance	30,621	—	30,621	—	30,621
Accrued interest receivable	5,149	—	5,149	—	5,149
Derivative assets	1,559	—	1,559	—	1,559
Financial liabilities:
Deposits	$1,575,156	$—	$1,575,743	$—	$1,575,743
Federal Home Loan Bank advances, short-term	25,000	—	25,006	—	25,006
Federal Home Loan Bank advances, long-term	95,000	—	95,242	—	95,242
Subordinated debt, net of unamortized issuance costs	29,512	—	26,148	—	26,148
Accrued interest payable	2,249	—	2,249	—	2,249
Derivative liabilities	1,466	—	1,466	—	1,466

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

Changes to accumulated other comprehensive loss by component are shown in the following table for the periods indicated:

	Three Months Ended
	September 30,
	2025			2024
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
June 1	$(7,301)	$5	$(7,296)	$(18,773)	$10	$(18,763)
Other comprehensive income before reclassifications	2,166	—	2,166	5,485	—	5,485
Tax effect of current period changes	(455)	—	(455)	(1,152)	—	(1,152)
Current period changes net of taxes	1,711	—	1,711	4,333	—	4,333
September 30	$(5,590)	$5	$(5,585)	$(14,440)	$10	$(14,430)

	Nine Months Ended
	September 30,
	2025			2024
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(18,645)	$5	$(18,640)	$(18,020)	$14	$(18,006)
Other comprehensive income (loss) before reclassifications	28,949	—	28,949	4,532	(5)	4,527
Reclassification of realized losses into earnings	(12,425)	—	(12,425)	—	—	—
Tax effect of current period changes	(3,469)	—	(3,469)	(952)	1	(951)
Current period changes net of taxes	13,055	—	13,055	3,580	(4)	3,576
September 30	$(5,590)	$5	$(5,585)	$(14,440)	$10	$(14,430)

For the nine months ended September 30, 2025, the reclassification out of accumulated other comprehensive loss represents the realized loss on the sale of available for sale securities, which appears as loss on the sale of securities in the Consolidated Statements of Income. The tax benefit related to this reclassification was $2.6 million and was included in income tax expense in the Consolidated Statements of Income.

NOTE 10. Other Real Estate Owned & Repossessed Assets

The following table is a summary of other real estate owned (“OREO”) and repossessed asset activity for the nine months ended September 30, 2025 and 2024 and the year ended December 31, 2024:

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2025	2024	2024
	(in thousands)
Balance, beginning	$514	$304	$304
Transfer from loans	1,009	525	111
Sales proceeds	(381)	(111)	(112)
Loss on sales	(133)	(204)	(204)
Valuation adjustments	—	—	—
Balance, ending	$1,009	$514	$99

The balance at September 30, 2025 and December 31, 2024 represents repossessed marine vessels and at September 30, 2024, the balance represents repossessed assets including a marine vessel and commercial vehicles.

There was one loan collateralized by residential real estate with a balance of $98 thousand in the process of foreclosure at September 30, 2025 and none at December 31, 2024.

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

At September 30, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects was $1.1 million and $1.3 million, respectively. These balances are reflected in Other Assets on the Consolidated Balance Sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled zero at both September 30, 2025 and December 31, 2024.

During the three months ended September 30, 2025 and September 30, 2024, the Company recognized amortization expense of $67 thousand and $74 thousand, respectively. Amortization expense during the nine months ended September 30, 2025 and 2024 was $202 thousand and $221 thousand, respectively. Amortization expense is included in income tax expense on the Consolidated Statements of Income.

Total estimated credits to be received during 2025 are $275 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2025 and 2024, were $206 thousand and $228 thousand, respectively.

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

Noninterest income (loss) and the related amounts that are from contracts with customers within the scope of ASC 606 disaggregated by major source, for the three and nine months ended September 30, 2025 and 2024 consisted of the following:

	Three Months Ended September 30,		Three Months Ended September 30,
	2025		2024
	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
	(in thousands)
Noninterest income :
Wealth management fees
Trust asset management fees	$1,428	$1,428	$1,163	$1,163
Brokerage commissions	399	399	352	352
Service charges on deposit accounts
Overdrawn account fees	425	425	406	406
Monthly and other service charges	133	133	112	112
Other service charges and fees:
Interchange fees	906	906	868	868
ATM fees	98	98	95	95
Other charges and fees	147	169	154	167
(Loss) on the sale and disposal of bank premises and equipment	(2)	(2)	—	—
Gain on sale of loans	1,012	—	627	—
Small business investment company income	58	—	496	—
Bank owned life insurance income	268	—	930	—
Other operating income	293	103	48	37
Total noninterest income	$5,165	$3,659	$5,251	$3,200

(1)
As reported in the Unaudited Consolidated Statements of Income.
(2)
Revenue from contracts with customers in scope of ASC 606.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2025		2024
	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
	(in thousands)
Noninterest income :
Wealth management fees
Trust asset management fees	$4,056	$4,056	$3,227	$3,227
Brokerage commissions	1,102	1,102	1,017	1,017
Service charges on deposit accounts
Overdrawn account fees	1,189	1,189	1,109	1,109
Monthly and other service charges	378	378	319	319
Other service charges and fees:
Interchange fees	2,671	2,671	2,575	2,575
ATM fees	282	282	268	268
Other charges and fees	230	263	407	398
(Loss) on the sale and disposal of bank premises and equipment	(18)	(18)	(11)	(11)
(Loss) on sale of securities	(12,425)	—	—	—
Gain on sale of loans	2,545	—	1,280	—
Small business investment company income	211	—	882	—
Bank owned life insurance income	819	—	1,721	—
Other operating income	488	273	242	213
Total noninterest income	$1,528	$10,196	$13,036	$9,115

(1)
As reported in the Unaudited Consolidated Statements of Income.
(2)
Revenue from contracts with customers in scope of ASC 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2025 and December 31, 2024, the Company did not have any significant contract balances.

NOTE 14. Borrowings

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $438 thousand at September 30, 2025.

The Company had $40.0 million in total borrowings with the Federal Home Loan Bank of Atlanta ("FHLB") at September 30, 2025, classified as long-term borrowings. The interest rate on the $40 million long-term borrowings with the FHLB is 4.83% and is due in 2026. At December 31, 2024, the Company had $95.0 million in long-term and $25.0 million in short-term outstanding borrowings with the FHLB. The Company had $80.5 million in irrevocable letters of credit at September 30, 2025 with the FHLB to secure public deposits.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$35,092	$92	$34,916	$(84)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. As of September 30, 2025, the amortized cost basis of the closed portfolio used in this hedging relationship was $495.7 million and the cumulative basis adjustment associated with this hedging relationship was $92 thousand. At September 30, 2025, the amount of the designated hedged item was $35.0 million.

The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)
Hedged asset	$41	$61	$124	$61
Fair value derivative designated as hedging instrument	8	7	13	7
Total gain recognized in the consolidated statement of income within interest and fees on loans	$49	$68	$137	$68

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

The following tables summarize key elements of the Company's derivative instruments at September 30, 2025 and December 31, 2024.

	September 30, 2025
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$69

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$44,046	$636	$491
Matched interest rate swaps with counterparty	44,046	491	636

	December 31, 2024
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$93	$—

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$44,203	$276	$1,190
Matched interest rate swaps with counterparty	44,203	1,190	276

NOTE 16. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management.

The community banking segment offers a wide range of retail and community banking services in the form of loan and deposit products. Revenues consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. During the first quarter of 2025 the Company sold available for sale securities with an amortized cost of $99.2 million, which resulted in a net realized pre-tax loss of $12.4 million. This loss on the sale of securities is the main driver of the community banking segment's reported net loss, total noninterest loss and income tax benefit for the nine months ended September 30, 2025.

Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine vessel loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The balance of the marine loan portfolio, which constitutes a significant portion of the Company's assets, revenues, and earnings, totaled $185.9 million and $210.1 million at September 30, 2025 and December 31, 2024, respectively. This balance will continue to decline as the loans are repaid.

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

The following tables provide income and asset information as of September 30, 2025 and December 31, 2024 and for three and nine months ended September 30, 2025 and 2024, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income.

	Three Months Ended
	September 30, 2025
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$23,429	$2,504	$—	$—	$—	$25,933
Interest Expense	7,466	914	—	354	—	8,734
Net Interest Income (Expense)	15,963	1,590	—	(354)	—	17,199
Gain on sales of loans	1,012	—	—	—	—	1,012
Other noninterest income	2,284	—	1,869	—	—	4,153
Net Revenue (Expense)	19,259	1,590	1,869	(354)	—	22,364
Provision for credit losses	551	561	—	—	—	1,112
Salaries and employee benefits	8,115	—	576	26	—	8,717
Occupancy expenses	667	—	24	—	—	691
Professional fees	394	—	—	99	—	493
Data processing fees	450	—	19	—	—	469
Other noninterest expense	3,657	96	220	1	—	3,974
Total Noninterest Expenses	13,283	96	839	126	—	14,344
Income (loss) before taxes	5,425	933	1,030	(480)	—	6,908
Income tax expense (benefit)	1,011	198	216	(101)	—	1,324
Net Income (Loss)	$4,414	$735	$814	$(379)	$—	$5,584

Other data:
Capital expenditures	$354	$—	$26	$—	$—	$380
Depreciation and amortization	265	—	41	16	—	322

	Three Months Ended
	September 30, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$20,626	$3,060	$—	$—	$—	$23,686
Interest Expense	8,730	1,445	—	354	—	10,529
Net Interest Income (Expense)	11,896	1,615	—	(354)	—	13,157
Gain on sales of loans	627	—	—	—	—	627
Other noninterest income	3,109	—	1,515	—	—	4,624
Net Revenue (Expense)	15,632	1,615	1,515	(354)	—	18,408
Provision for (recovery of) credit losses	1,609	(65)	—	—	—	1,544
Salaries and employee benefits	7,084	—	439	25	—	7,548
Occupancy expenses	509	—	21	—	—	530
Professional fees	345	(3)	—	66	—	408
Data processing fees	676	—	3	—	—	679
Other noninterest expense	3,343	117	264	1	—	3,725
Total Noninterest Expenses	11,957	114	727	92	—	12,890
Income (loss) before taxes	2,066	1,566	788	(446)	—	3,974
Income tax expense (benefit)	145	328	166	(89)	—	550
Net Income (Loss)	$1,921	$1,238	$622	$(357)	$—	$3,424

Other data:
Capital expenditures	$231	$—	$—	$—	$—	$231

Depreciation and amortization	431	—	32	17	—	$480

	Nine Months Ended
	September 30, 2025
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$66,383	$7,867	$—	$—	$—	$74,250
Interest Expense	23,806	3,148	—	1,063	—	28,017
Net Interest Income (Expense)	42,577	4,719	—	(1,063)	—	46,233
Gain on sales of loans	2,545	—	—	—	—	2,545
(Loss) on the sale of securities	(12,425)	—	—	—	—	(12,425)
Other noninterest income	6,122	—	5,286	—	—	11,408
Net Revenue (Expense)	38,819	4,719	5,286	(1,063)	—	47,761
Provision for credit losses	2,722	291	—	—	—	3,013
Salaries and employee benefits	22,086	—	1,577	78	—	23,741
Occupancy expenses	1,886	—	65	—	—	1,951
Professional fees	1,414	10	—	273	—	1,697
Data processing fees	1,598	—	54	—	—	1,652
Other noninterest expense	10,350	316	602	23	—	11,291
Total Noninterest Expenses	37,334	326	2,298	374	—	40,332
(Loss) income before taxes	(1,237)	4,102	2,988	(1,437)	—	4,416
Income tax (benefit) expense	(640)	863	627	(314)	—	536
Net (Loss) Income	$(597)	$3,239	$2,361	$(1,123)	$—	$3,880

Other data:
Capital expenditures	$1,153	$—	$26	$—	$—	$1,179
Depreciation and amortization	1,106	—	98	50	—	1,254

	Nine Months Ended
	September 30, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$57,625	$9,702	$—	$—	$—	$67,327
Interest Expense	24,239	4,297	—	1,063	—	29,599
Net Interest Income (Expense)	33,386	5,405	—	(1,063)	—	37,728
Gain on sales of loans	1,280	—	—	—	—	1,280
Other noninterest income	7,512	—	4,244	—	—	11,756
Net Revenue (Expense)	42,178	5,405	4,244	(1,063)	—	50,764
Provision for credit losses	1,902	298	—	—	—	2,200
Salaries and employee benefits	20,708	22	1,281	75	—	22,086
Occupancy expenses	1,503	—	66	—	—	1,569
Professional fees	1,201	10	—	214	—	1,425
Data processing fees	1,797	—	5	—	—	1,802
Other noninterest expense	9,727	435	722	11	—	10,895
Total Noninterest Expenses	34,936	467	2,074	300	—	37,777
Income (loss) before taxes	5,340	4,640	2,170	(1,363)	—	10,787
Income tax expense (benefit)	466	974	456	(266)	—	1,630
Net Income (Loss)	$4,874	$3,666	$1,714	$(1,097)	$—	$9,157

Other data:
Capital expenditures	$743	$—	$3	$—	$—	$746

Depreciation and amortization	1,014	—	95	51	—	1,160

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at September 30, 2025	$1,735,809	$193,046	$883	$2,735	$—	$1,932,473
Total assets at December 31, 2024	1,645,219	218,055	955	1,986	—	1,866,215

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on certain information relevant to the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024, and in conjunction with the Unaudited Consolidated Financial Statements and notes thereto presented in Part I, Item 1, Financial Statements, of this Form 10-Q. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the full-year ending December 31, 2025 or any future period.

GENERAL

Eagle Financial Services, Inc. is a bank holding company which owns 100% of the stock of Bank of Clarke (the “Bank” and, collectively with Eagle Financial Services, Inc., the “Company”, “we”, “us” or “our”). Accordingly, the results of operations for the Company are dependent upon the operations of the Bank.

The Bank conducts a commercial banking business which consists of attracting deposits from the general public and investing those funds in commercial, consumer and real estate loans and mortgage-backed securities, municipal and U.S. government agency securities. The Bank’s deposits are insured by the Federal Deposit Insurance Corporation to the maximum extent permitted by law.

The Company strives to be an outstanding financial institution in its market by building solid sustainable relationships with its customers, employees, communities, and shareholders.

At September 30, 2025, the Company had total assets of $1.93 billion, net loans of $1.45 billion, total deposits of $1.66 billion, and shareholders’ equity of $185.6 million.

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

CRITICAL ACCOUNTING ESTIMATES

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make estimates and assumptions. Actual results could differ from those estimates. The accounting estimate with the greatest uncertainty and susceptibility to significant near-term change for the Company is the allowance for credit losses on loans.

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

NON-GAAP FINANCIAL MEASURES

This report refers to certain financial measures that are computed under a basis other than GAAP ("non-GAAP"). The Company uses certain non-GAAP financial measures, including non-GAAP net income, non-GAAP noninterest income, non-GAAP earnings per share, non-GAAP return on average equity and average assets, tax-equivalent net interest income and efficiency ratio, to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The realized loss on the sale of the available for sale securities, which resulted from the balance sheet repositioning transactions during the first quarter of 2025, significantly impacted the Company's operating results and certain performance metrics and ratios. The following table reconciles the GAAP reported measure to the adjusted non-GAAP measure to show the impact of the loss on sales of securities during the three and nine months ended September 30, 2025.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except for per share data)	2025	2024	2025	2024
GAAP Net income	$5,584	$3,424	$3,880	$9,157
Adjustments to net income:
Loss on sales of securities	—	—	12,425	—
Tax effect of adjustments to net income	—	—	(2,609)	—
Non-GAAP Net income	$5,584	$3,424	$13,696	$9,157

GAAP Noninterest income	$5,165	$5,251	$1,528	$13,036
Adjustments to noninterest income:
Loss on sales of securities	—	—	12,425	—
Non-GAAP Noninterest income	$5,165	$5,251	$13,953	$13,036

Earnings per share, basic and diluted (GAAP)	$1.04	$0.97	$0.76	$2.58
Effect of adjustments to net income	—	—	1.92	—
Non-GAAP Earnings per share, basic and diluted	$1.04	$0.97	$2.68	$2.58

Annualized return on average equity	12.20%	11.99%	3.14%	11.16%
Effect of adjustments to net income	—%	—%	7.94%	—%
Non-GAAP Annualized return on average equity	12.20%	11.99%	11.08%	11.16%

Annualized return on average assets	1.10%	0.75%	0.27%	0.69%
Effect of adjustments to net income	—%	—%	0.67%	—%
Non-GAAP Annualized return on average assets	1.10%	0.75%	0.94%	0.69%

For additional information and calculations of tax-equivalent net interest income and efficiency ratio, see the sections entitled "Tax-Equivalent Net Interest Income" and "Efficiency Ratio" below.

FORWARD LOOKING STATEMENTS

This report contains statements that are "forward looking statements." The Company may also make forward looking statements in other documents that are filed with the Securities and Exchange Commission, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors, or employees. Forward looking statements include statements regarding our expectations, intentions, and objectives, or other expressions that predict or indicate future events and trends and which do not relate to historical matters. The words “believe,” “expect,” “may,” “will,” “should,” "could," “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. You should not rely on forward looking statements, as they involve known and unknown risks, uncertainties, and other factors, some of which are beyond our control. These risks, uncertainties, and other factors may cause our actual results, performance, or achievements to be materially different than the anticipated future results, performance, or achievements expressed or implied by the forward looking statements.

Some of the factors that might cause these differences include the following:

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
•
the Company's ability to successfully resolve non-performing assets;
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
•
effects of soundness of other financial institutions;
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
•
political developments, including government shutdowns, and other significant disruptions and changes in the funding, size, scope, and efficiencies of the federal government, its agencies and services;
•
the Company's potential exposure to fraud, negligence, computer theft, and cyber-crime;
•
potential impact on us of existing and future legislation and regulations;
•
changes in accounting policies and banking and other law and regulations; and
•
other factors described in Item 1A., "Risk Factors," in the Company's 2024 Form 10-K.

You should carefully review all of these factors and you should be aware that there may be other factors that cause these differences. These forward looking statements were based on information, plans, and estimates at the date of this report, and we assume no obligation to update any forward looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

RESULTS OF OPERATIONS

Summary

The following table presents a summarized consolidated statement of income and performance metrics and ratios for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except for per share data)	2025	2024	2025	2024
Net Income:
Net interest income	$17,199	$13,157	$46,233	$37,728
Provision for credit losses	1,112	1,544	3,013	2,200
Noninterest income	5,165	5,251	1,528	13,036
Noninterest expense	14,344	12,890	40,332	37,777
Income tax expense	1,324	550	536	1,630
Net income	$5,584	$3,424	$3,880	$9,157

Earnings per share, basic and diluted	$1.04	$0.97	$0.76	$2.58

Annualized return on average equity	12.20%	11.99%	3.14%	11.16%
Annualized return on average assets	1.10%	0.75%	0.27%	0.69%

The Company's net income increased $2.2 million, or 63.1%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024 and decreased $5.3 million, or 57.6%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net income was significantly impacted by a recognized loss on the sale of available for sale securities totaling $9.8 million, net of tax, while both the three and nine month periods in 2025 experienced a strong increase in net interest income over the corresponding 2024 periods.

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

Average Balances, Income and Expenses, Yields and Rates (Tax-Equivalent Basis)

The following table shows average balance, interest, and yield/rate information, as well as net interest margin on a tax- equivalent basis for the three months ended September 30, 2025 and 2024 (dollars in thousands):

	September 30, 2025			September 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$124,891	$1,353	4.30%	$137,183	$869	2.52%
Tax-Exempt (1)	—	—	—%	493	5	4.03%
Total Securities	$124,891	$1,353	4.30%	$137,676	$874	2.53%
Loans:
Taxable	1,423,586	20,626	5.75%	1,461,660	21,041	5.73%
Non-accrual	15,058	—	—%	2,553	—	—%
Tax-Exempt (1)	9,454	121	5.08%	10,162	129	5.04%
Total Loans	$1,448,098	$20,747	5.68%	$1,474,375	$21,170	5.71%
Federal funds sold and interest-bearing deposits in other banks	336,562	3,858	4.55%	120,272	1,670	5.52%
Total earning assets	$1,909,551	$25,958	5.39%	$1,732,323	$23,714	5.45%
Allowance for credit losses on loans	(15,699)			(14,729)
Total non-earning assets	118,550			105,884
Total assets	$2,012,402			$1,823,478

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$314,742	$1,863	2.35%	$254,996	$1,535	2.39%
Money market accounts	267,787	1,478	2.19%	261,653	1,555	2.36%
Savings accounts	125,512	35	0.11%	132,983	38	0.11%
Time deposits:
$250,000 and more	170,124	1,761	4.11%	159,761	1,932	4.81%
Less than $250,000	281,617	2,749	3.87%	294,579	3,359	4.54%
Total interest-bearing deposits	$1,159,782	$7,886	2.70%	$1,103,972	$8,419	3.03%
Federal funds purchased	7	—	NM	12	—	NM
Federal Home Loan Bank advances	40,000	494	4.90%	148,804	1,756	4.69%
Subordinated debt, net	29,552	354	4.75%	29,484	354	4.78%
Total interest-bearing liabilities	$1,229,341	$8,734	2.82%	$1,282,272	$10,529	3.27%
Noninterest-bearing liabilities:
Demand deposits	579,568			409,753
Other Liabilities	21,863			17,838
Total liabilities	$1,830,772			$1,709,863
Shareholders' equity	181,630			113,615
Total liabilities and shareholders' equity	$2,012,402			$1,823,478
Net interest income		$17,224			$13,185

Net interest spread			2.57%			2.18%
Interest expense as a percent of average earning assets			1.81%			2.42%
Net interest margin (non-GAAP) (3)			3.58%			3.03%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% (Non-GAAP).
(2)
Annualized.
(3)
Refer to section entitled "Tax-Equivalent Net Interest Income" for the reconciliation of tax-equivalent net interest income.

NM - Not Meaningful

The following table shows average balance, interest, and yield/rate information, as well as net interest margin on a tax- equivalent basis for the nine months ended September 30, 2025 and 2024 (dollars in thousands):

	September 30, 2025			September 30, 2024
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$119,351	$3,457	3.87%	$139,150	$2,677	2.57%
Tax-Exempt (1)	116	4	4.61%	495	15	4.10%
Total Securities	$119,467	$3,461	3.87%	$139,645	$2,692	2.58%
Loans:
Taxable	1,428,186	60,806	5.69%	1,440,024	60,320	5.60%
Non-accrual	11,825	—	—%	4,251	—	—%
Tax-Exempt (1)	9,859	374	5.07%	10,489	394	5.02%
Total Loans	$1,449,870	$61,180	5.64%	$1,454,764	$60,714	5.57%
Federal funds sold and interest-bearing deposits in other banks	288,033	9,688	4.50%	98,872	4,007	5.41%
Total earning assets	$1,857,370	$74,329	5.35%	$1,693,281	$67,413	5.32%
Allowance for credit losses on loans	(15,457)			(14,623)
Total non-earning assets	109,072			104,748
Total assets	$1,950,985			$1,783,406

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$298,045	$4,958	2.22%	$256,741	$4,570	2.38%
Money market accounts	271,758	4,511	2.22%	262,319	4,431	2.26%
Savings accounts	129,500	108	0.11%	136,019	118	0.12%
Time deposits:
$250,000 and more	176,676	5,788	4.38%	147,241	5,284	4.79%
Less than $250,000	300,965	9,288	4.13%	267,502	8,955	4.77%
Total interest-bearing deposits	$1,176,944	$24,653	2.80%	$1,069,822	$23,358	2.92%
Federal funds purchased	5	—	NM	13	—	NM
Federal Home Loan Bank advances	63,535	2,301	4.84%	146,606	5,178	4.72%
Subordinated debt, net	29,535	1,063	4.81%	29,467	1,063	4.82%
Total interest-bearing liabilities	$1,270,019	$28,017	2.95%	$1,245,908	$29,599	3.17%
Noninterest-bearing liabilities:
Demand deposits	494,034			410,679
Other Liabilities	21,736			17,201
Total liabilities	$1,785,789			$1,673,788
Shareholders' equity	165,196			109,618
Total liabilities and shareholders' equity	$1,950,985			$1,783,406
Net interest income		$46,312			$37,814

Net interest spread			2.40%			2.15%
Interest expense as a percent of average earning assets			2.02%			2.33%
Net interest margin (non-GAAP) (3)			3.33%			2.98%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% (Non-GAAP).
(2)
Annualized.
(3)
Refer to section entitled "Tax-Equivalent Net Interest Income" for the reconciliation of tax-equivalent net interest income.

NM - Not Meaningful

Tax-Equivalent Net Interest Income

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$20,722	$21,143	$61,102	$60,631
Interest Income - Securities and Other Interest-Earnings Assets	5,211	2,543	13,148	6,696
Interest Expense - Deposits	7,886	8,419	24,653	23,358
Interest Expense - Borrowings	848	2,110	3,364	6,241
Total Net Interest Income	$17,199	$13,157	$46,233	$37,728
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$25	$27	$78	$83
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	—	1	1	3
Total Tax Benefit on Tax-Exempt Interest Income	$25	$28	$79	$86
Tax-Equivalent Net Interest Income	$17,224	$13,185	$46,312	$37,814

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

The year-over-year improvements in net interest income, tax-equivalent net interest income, net interest spread, and net interest margin primarily reflect the impact of the balance sheet repositioning strategy, pursuant to which the Company raised capital, increased cash on hand and replaced lower-yielding investment securities with higher yielding securities. Declining average rates paid on interest-bearing deposits and maturities of FHLB advances also contributed to the increase in net interest income, which was partially offset by higher average balances of time deposits during the 2025 periods.

Net interest income, on a tax-equivalent basis, was $17.2 million and $13.2 million for the three months ended September 30, 2025 and 2024, respectively, an increase of $4.0 million, or 30.6%. For the nine months ended September 30, 2025 and 2024, net interest income, on a tax-equivalent basis, was $46.3 million and $37.8 million, respectively, which represents an increase of $8.5 million, or 22.5%.

The Company's net interest spread and net interest margin increased 25 basis points and 35 basis points, respectively, for the nine months ended September 30, 2025 compared to nine months ended September 30, 2024. For the three months ended September 30, 2025, the Company's net interest spread and net interest margin increased 39 basis points and 55 basis points, respectively, compared to the three months ended September 30, 2024. Ongoing margin pressures include deposit pricing, the Bank's continued strategy of originating mortgage loans for sale, and an increase in nonaccrual loans during the nine months ended September 30, 2025.

Total average balance of securities decreased by $12.8 million and $20.2 million for the three and nine months ended September 30, 2025, respectively, from the average balances in the prior year periods primarily due to routine paydowns and maturities in the portfolio. The average yield on securities increased 177 basis points and 129 basis points during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 reflecting the sale of lower-yielding securities and reinvestment into higher-yielding securities in the first quarter of 2025.

The total average loan balances for the three and nine months ended September 30, 2025 decreased $26.3 million and $4.9 million, respectively, from the same periods in 2024 largely reflecting the sale of a pool of mortgage loans totaling $18.8 million early in the first quarter of 2025 ahead of the Company's public offering and continuing paydowns and payoffs in the marine loan portfolio as the Company is no longer accepting new marine business. These decreases were partially offset by new loan growth in the commercial real estate loan portfolios.

Total average balance of federal funds sold and interest-bearing deposits in other banks have increased $216.3 million and $189.2 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024, which were bolstered by the impact of the proceeds received from the public offering and increased deposit balances.

Total average interest-bearing deposit balances for three and nine months ended September 30, 2025 increased $55.8 million $107.1 million, respectively, from the same periods in 2024. These increases were primarily in NOW accounts and time deposits. The average rate paid on interest-bearing deposits has decreased 33 basis points and 12 basis points during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 reflecting lower short-term market interest rates.

The average balance of FHLB advances decreased $108.8 million and $83.1 million during the three and nine months ended September 30, 2025, respectively, compared to the three and nine months ended September 30, 2024 due to maturing advances that were not replaced with new borrowings.

Volume and Rate Analysis (Tax-Equivalent Basis)

Interest income and expense are affected by fluctuation in interest rates, by changes in the volume of earning assets and interest-bearing liabilities, and by the interaction of rate and volume factors. Changes attributable to both volume and rate have been allocated proportionately based on the relationship of the absolute dollar amount of change in each. The following table provides information about changes in rate and volume (dollars in thousands):

	Three Months Ended September 30, 2025 from 2024			Nine Months Ended September 30, 2025 from 2024
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(70)	$554	$484	$(305)	$1,085	$780
Tax-exempt	(3)	(2)	(5)	(13)	2	(11)
Loans:
Taxable	(479)	64	(415)	(509)	995	486
Tax-exempt	(9)	1	(8)	(24)	4	(20)
Federal funds sold and interest-bearing deposits in other banks	2,425	(237)	2,188	6,229	(548)	5,681
Total earning assets	$1,864	$380	$2,244	$5,378	$1,538	$6,916

Interest-Bearing Liabilities:
NOW accounts	$353	$(25)	$328	$667	$(279)	$388
Money market accounts	37	(114)	(77)	157	(77)	80
Savings accounts	(3)	—	(3)	(4)	(6)	(10)
Time deposits:
$250,000 and more	138	(309)	(171)	881	(377)	504
Less than $250,000	(140)	(470)	(610)	850	(517)	333
Total interest-bearing deposits	$385	$(918)	$(533)	$2,551	$(1,256)	$1,295
Federal funds purchased	$—	$—	$—	$—	$—	$—
Federal Home Loan Bank advances	(1,344)	82	(1,262)	(3,012)	135	(2,877)
Subordinated debt	—	—	—	—	—	—
Total interest-bearing liabilities	$(959)	$(836)	$(1,795)	$(461)	$(1,121)	$(1,582)
Change in net interest income	$2,823	$1,216	$4,039	$5,839	$2,659	$8,498

Provision for Credit Losses

The provision for credit losses results from management's review of the adequacy of the allowance for credit losses. The allowance for credit losses is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating the amount required to maintain an adequate allowance for credit losses involves a high degree of judgment.

The following table presents the provision for credit losses:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Provision for credit losses on loans	$1,131	$1,526	$(395)	(26)%	$3,133	$2,315	$818	35%
Provison for credit losses on unfunded commitments	(19)	18	(37)	(206)%	(120)	(115)	(5)	4%
Provison for credit losses	$1,112	$1,544	$(432)	(28)%	$3,013	$2,200	$813	37%

The provision for credit losses for the three and nine months ended September 30, 2025 and 2024 included the impact of net losses and specific reserve allocations on individually evaluated nonaccrual loans and reflected management's estimate of forecasted economic conditions and changes in loan balances.

During the three months ended September 30, 2025 and 2024, net charge-offs totaled $2.3 million and $1.2 million, respectively, and $3.4 million and $1.5 million during the nine months ended September 30, 2025 and 2024.

Specific reserve allocations totaled $333 thousand at September 30, 2025 reflecting three commercial loan relationships and totaled $268 thousand at September 30, 2024, allocated to one commercial loan relationship.

Noninterest Income

Total noninterest income was $5.2 million and $5.3 million for the three months ended September 30, 2025 and 2024, respectively, and $1.5 million and $13.0 million, respectively for the nine months ended September 30, 2025 and 2024. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2025 and 2024, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Wealth management fees	$1,827	$1,515	$312	21%	$5,158	$4,244	$914	22%
Service charges on deposit accounts	558	518	40	8%	1,567	1,428	139	10%
Other service charges and fees	1,151	1,117	34	3%	3,183	3,250	(67)	(2)%
(Loss) on sale of securities	—	—	—	NM	(12,425)	—	(12,425)	NM
(Loss) on disposal of bank premises and equipment	(2)	—	(2)	NM	(18)	(11)	(7)	64%
Gain on sale of loans	1,012	627	385	61%	2,545	1,280	1,265	99%
Small business investment company income	58	496	(438)	(88)%	211	882	(671)	(76)%
Bank owned life insurance income	268	930	(662)	(71)%	819	1,721	(902)	(52)%
Other operating income	293	48	245	510%	488	242	246	102%
Total noninterest income (loss)	$5,165	$5,251	$(86)	(2)%	$1,528	$13,036	$(11,508)	(88)%

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

The increase in service charges on deposit accounts during 2025 reflects growth in the number of accounts as well as higher levels of overdraft charges.

The Company executed balance sheet repositioning transactions within its investment securities portfolio during March 2025. The sale of $99.2 million of available for sale debt securities, with a fair value of $86.8 million, resulted in a net pre-tax loss of $12.4 million during the nine months ended September 30, 2025. Management utilized the proceeds from the public offering capital raise completed in February 2025 to enable the balance sheet repositioning.

Gain on sale of loans increased during the three and nine months ended September 30, 2025 when compared to the same periods in 2024. The Company sold $72.3 million in mortgage loans on the secondary market, consisting of $53.5 million of loans originated for sale and a $18.8 million pool of residential mortgage loans held for investment, and $16.3 million of SBA commercial loans during the nine months ended September 30, 2025. This compares to loan sales consisting of $40.4 million in mortgage loans and $6.9 million SBA commercial loans during the nine months ended September 30, 2024. The Company intends to continue originating mortgage loans for sale, whereas the mortgage portfolio sale was completed in the first quarter of 2025, at par, and ahead of the Company's public offering in order to bolster on-balance sheet liquidity.

Gain on loan sales during the three months ended September 30, 2025 and 2024 reflected sales of $21.6 million and $14.9 million of mortgage loans, respectively, and $6.4 million and $4.2 million of SBA commercial loans, respectively.

Income from holdings in small business investment companies decreased during three and nine months ended September 30, 2025, respectively, compared to the same period in 2024. The decreases during the current year period are mainly attributed to lower cash distributions received, based on the results of their performance and timing of distributions.

Bank owned life insurance income ("BOLI") decreased during three and nine months ended September 30, 2025 due to BOLI settlements received during the prior year periods.

Other operating income increased for the three and nine months ended September 30, 2025 due to loan swap fee income recognized on agreements with initial notional balances totaling $15.7 million, which resulted in a gain of $179 thousand. There was no loan swap fee income generated during the three and nine months ended September 30, 2024.

Noninterest Expenses

Total noninterest expenses increased $1.5 million, or 11.28%, for the three months ended September 30, 2025 and $2.6 million, or 6.76%, for the nine months ended September 30, 2025 compared to the same periods in 2024. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2025 and 2024, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and employee benefits	$8,717	$7,548	$1,169	15%	$23,741	$22,086	$1,655	7%
Occupancy expenses	691	530	161	30%	1,951	1,569	382	24%
Equipment expenses	437	427	10	2%	1,261	1,201	60	5%
Advertising and marketing expenses	317	247	70	28%	652	729	(77)	(11)%
Stationary and supplies	37	35	2	6%	114	91	23	25%
ATM network fees	327	406	(79)	(19)%	1,021	1,159	(138)	(12)%
Loss on sale of repossessed assets	—	204	(204)	(100)%	133	204	(71)	(35)%
FDIC assessment	172	343	(171)	(50)%	748	1,103	(355)	(32)%
Computer software expense	389	226	163	72%	996	680	316	46%
Bank franchise tax	388	342	46	13%	1,136	1,011	125	12%
Professional fees	493	408	85	21%	1,697	1,425	272	19%
Data processing fees	469	679	(210)	(31)%	1,652	1,802	(150)	(8)%
Other operating expenses	1,907	1,495	412	28%	5,230	4,717	513	11%
Total noninterest expenses	$14,344	$12,890	$1,454	11%	$40,332	$37,777	$2,555	7%

NM - Not Meaningful

Salaries and employee benefits increased during the three and nine months ended September 30, 2025 over 2024, reflecting increases in salaries, commission and employee insurance expense, and annual incentive plan expense. The Company's number of full-time equivalent employees ("FTE's") has increased from 233 at September 30, 2024 to 249 at September 30, 2025.

Occupancy expenses increased during the three and nine months ended September 30, 2025 largely due to the impact of the sales-leaseback transaction of the Company's operating center and branch building in December 2024. Rental expense, net of building depreciation increased $133 thousand and $382 thousand, during the three and nine months ended September 30, 2025, respectively, compared to the 2024 periods. The increase in rental expense also reflects a new long-term lease executed during the first quarter of 2025 as the Company has moved its standalone loan production office and established a full-service branch in McLean, Viriginia.

Three repossessed marine vessels were sold during the first quarter of 2025, resulting in the recognition of a $133 thousand loss during the nine months ended September 30, 2025. There were no sales of repossessed assets during the three months ended September 30, 2025 compared to the sale of one repossessed marine vessel during the three and nine months ended September 30, 2024, which resulted in a loss of $204 thousand.

FDIC assessment expense, which is based in part on asset size and capital levels, decreased during the three and nine months ended September 30, 2025 compared to the same periods in 2024. The decrease in FDIC assessment reflects an improvement in the capital and financial ratio portion of the assessment rate, largely due to the capital raise completed in early 2025.

Computer software expenses increased during the three and nine months ended September 30, 2025 as the Company continues to invest in technology to enhance systems security and drive operational efficiencies.

Professional fees increased during the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to legal fees related to loan matters, outside recruitment services, and internal audit services.

Data processing fees decreased reflecting core provider pricing discounts recognized during 2025.

Other operating expenses increased by $412 thousand, or 27.56%, and $513 thousand, or 10.88%, during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024, largely reflecting a higher level of fraudulent activity related to customer accounts, higher expenses related to volume based costs and loan collection costs, an increase in director expenses, and greater travel costs related to investor relations activities.

Efficiency Ratio

The efficiency ratio of the Company was 64.06% and 71.34% for the three months ended September 30, 2025 and 2024, respectively, and 66.68% and 75.22% for the nine months ended September 30, 2025 and 2024, respectively. The improvement in the efficiency ratio during 2025 reflects an increase in net interest and noninterest income. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income. The Company adjusts for non-recurring items such as gains and losses on the investment portfolio and other gains/losses from OREO, repossessed assets, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$14,344	$12,890	$40,332	$37,777
Less: Loss on sale of repossessed assets	—	204	133	204
Adjusted noninterest expenses (Non-GAAP)	$14,344	$12,686	$40,199	$37,573

Net interest income	17,199	13,157	46,233	37,728

Noninterest income (GAAP)	5,165	5,251	1,528	13,036
Less: (Loss) on the sale and disposal of premises and equipment	(2)	—	(18)	(11)
Less: (Loss) on the sale of securities	—	—	(12,425)	—
Less: Income from life insurance proceeds	—	653	—	907
Adjusted noninterest income (Non-GAAP)	$5,167	$4,598	$13,971	$12,140
Tax equivalent adjustment (1)	25	28	79	86
Total net interest income and noninterest income, adjusted (Non-GAAP)	$22,391	$17,783	$60,283	$49,954

Efficiency ratio	64.06%	71.34%	66.68%	75.22%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

The following table presents the Company's income tax provision and applicable tax rates for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Income tax expense	$1,324	$550	$536	$1,630
Adjusted income tax expense (non-GAAP)	1,324	550	3,145	1,630
Effective income tax rate	19.17%	13.84%	12.14%	15.11%
Adjusted effective income tax rate (non-GAAP)	19.17%	13.84%	18.68%	15.11%

The year over year comparisons include tax-exempt income on investment securities and loans, BOLI income, income tax credits on qualified affordable housing project investments, and qualified rehabilitation credits. Additionally, during the nine months ended September 30, 2025, the effective tax rate was impacted by the balance sheet repositioning transactions, which resulted in a pre-tax loss of $12.4 million with an associated tax benefit of $2.6 million, calculated by using the federal statutory tax rate of 21%. Qualified affordable housing project investments are discussed in Note 11 to the Consolidated Financial Statements.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. See Note 16 to the Consolidated Financial Statements.

The following table presents a summarized statement of income for the community banking business segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$15,963	$11,896	$4,067	34%	$42,577	$33,386	$9,191	28%
Gain on sales of loans	1,012	627	385	61%	2,545	1,280	1,265	99%
(Loss) on the sale of securities	—	—	—	NM	(12,425)	—	(12,425)	NM
Other noninterest income	2,284	3,109	(825)	(27)%	6,122	7,512	(1,390)	(19)%
Net Revenue	19,259	15,632	3,627	23%	38,819	42,178	(3,359)	(8)%
Provision for credit losses	551	1,609	(1,058)	(66)%	2,722	1,902	820	43%
Noninterest expense	13,283	11,957	1,326	11%	37,334	34,936	2,398	7%
Income (Loss) before taxes	5,425	2,066	3,359	163%	(1,237)	5,340	(6,577)	(123)%
Income tax expense (benefit)	1,011	145	866	597%	(640)	466	(1,106)	(237)%
Net Income (Loss)	$4,414	$1,921	$2,493	130%	$(597)	$4,874	$(5,471)	(112)%

Net interest income increased during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to income earned on: i) non-marine loans; ii) the investment securities portfolio, which was restructured in the first quarter of 2025 to sell and replace lower yielding investments with higher yielding securities; iii) higher levels of earning deposit balances in other other banks; and iv) reduction in borrowings expense as FHLB advances have matured. These increases were partially offset by an increase in interest-bearing deposit expense due to growth in average balances. Higher levels of interest-earning deposits balances in other banks reflects proceeds received from the capital raise and sales of available for sale securities completed during the first quarter of 2025, as well as increases in customer deposit balances.

Provision for credit losses reflects charge-offs totaling $2.0 million and $3.2 million for the three and nine months ended September 30, 2025, specific reserves of $333 thousand related to three commercial loans totaling $2.3 million, partially offset by recoveries and decreases in loan balances.

Loss on the sale of securities resulted from the Company's execution of balance sheet repositioning transactions within its investment securities portfolio in March 2025. Available for sale debt securities totaling $99.2 million, with a fair value of $86.8 million, were sold resulting in a net pre-tax loss of $12.4 million.

The decrease in income tax expense during the nine months ended September 30, 2025 was directly related to the recognized loss on the sale of securities.

The following table presents a summarized statement of income for the marine lending segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net interest income	$1,590	$1,615	$(25)	(2)%	$4,719	$5,405	$(686)	(13)%
Net Revenue	1,590	1,615	(25)	(2)%	4,719	5,405	(686)	(13)%
Provision for (recovery of) credit losses	561	(65)	626	(963)%	291	298	(7)	(2)%
Noninterest expense	96	114	(18)	(16)%	326	467	(141)	(30)%
Income before taxes	933	1,566	(633)	(40)%	4,102	4,640	(538)	(12)%
Income tax expense	198	328	(130)	(40)%	863	974	(111)	(11)%
Net Income	$735	$1,238	$(503)	(41)%	$3,239	$3,666	$(427)	(12)%

Net revenues declined due to pay downs in the portfolio, which are not being replaced with new loan originations. The marine loan portfolio totaled $185.9 million and $225.9 million at September 30, 2025 and September 30, 2024, respectively.

Provision for credit losses increased reflecting charge-off activity partially offset by declining loan balances during the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

The following table presents a summarized statement of income for the wealth management segment for the three and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Other noninterest income	$1,869	$1,515	$354	23.37%	$5,286	$4,244	$1,042	24.55%
Net Revenue	1,869	1,515	354	23%	5,286	4,244	1,042	25%
Noninterest expense	839	727	112	15%	2,298	2,074	224	11%
Income before taxes	1,030	788	242	31%	2,988	2,170	818	38%
Income tax expense	216	166	50	30%	627	456	171	38%
Net Income	$814	$622	$192	31%	$2,361	$1,714	$647	38%

Net revenue increased during the three and nine months ended September 30, 2025 over the 2024 periods due to increases in trust services income reflecting fees earned on a higher level of assets under management and estate settlements and increases in investment sales revenue. The increase in noninterest expense reflects increases in salaries and employee benefits expenses.

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

Securities

The carrying amounts of the Company's available for sale securities are as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent	Amount	Percent
Obligations of U.S. government corporations and agencies	$7,574	6%	$7,668	6%
U.S. Treasury securities	10,008	8%	—	0%
Mortgage-backed securities	77,163	64%	104,967	87%
Collateralized mortgage obligations	22,789	19%	—	0%
Obligations of states and political subdivisions	—	0%	4,645	4%
Subordinated debt	3,845	3%	4,050	3%
Total securities available for sale at fair value	$121,379	100%	$121,330	100%

Total securities available for sale increased $49 thousand, or 0.04% during 2025. The Company purchased $102.2 million of securities during the nine months ended September 30, 2025, which includes $66.0 million as part of the balance sheet repositioning transactions in the first quarter of 2025. The Company had total maturities, calls, and principal repayments of $19.8 million and sales of $99.2 million during the nine months ended September 30, 2025.

Net unrealized loss on available for sale securities was $7.1 million at September 30, 2025 as compared to a net unrealized loss of $23.6 million at December 31, 2024. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

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

The primary cause of the unrealized losses at September 30, 2025 and December 31, 2024 was changes in market interest rates, rather than other market conditions or credit concerns of the issuers over the time between purchase and measurement periods. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Details of the Company's loan portfolio are presented below:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Mortgage real estate loans:
HELOCs	$54,549	4%	$50,646	3%
Residential First Lien - Investor	103,942	7%	105,910	7%
Residential First Lien - Owner Occupied	178,725	12%	194,065	13%
Residential Junior Liens	10,497	1%	11,184	1%
Total residential real estate loans	347,713	24%	361,805	25%
Commercial - Owner Occupied	290,931	20%	272,236	19%
Commercial - Non-Owner Occupied & Multifamily	398,076	27%	367,680	25%
Total commercial real estate loans	689,007	47%	639,916	44%
Construction & Secured by Farmland	84,467	6%	95,200	6%
Total mortgage real estate loans	1,121,187	77%	1,096,921	75%
Commercial and industrial loans	103,424	7%	110,343	8%
Marine loans	185,938	13%	210,095	14%
Consumer loans	29,422	2%	31,017	2%
Other loans	14,192	1%	12,220	1%
Total loans	1,454,163	100%	1,460,596	100%
Net deferred loans costs and premiums	5,765		6,453
Gross loans	$1,459,928		$1,467,049

Gross loans were $1.46 billion and $1.47 billion at September 30, 2025 and December 31, 2024, respectively. This represents a decrease of $7.1 million, or 0.49%, during the nine months ended September 30, 2025. The ratio of gross loans to deposits decreased during the nine months ended September 30, 2025 from 93.14% at December 31, 2024 to 88.21% at September 30, 2025 reflecting the decrease in gross loans, compounded by a 5.07% increase in deposits during the same time period.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. Loan sales, paydowns within the marine portfolio, and significant payoffs of commercial and industrial loans related to the sales of two customers' businesses caused the balance of gross loans to experience a net decline, while being partially offset by growth in the commercial real estate loans portfolios.

During the nine months ended September 30, 2025, through the normal course of business, $88.6 million in loans were sold, consisting primarily of mortgage loans. Included in total loans sold was a pool of residential mortgage loans totaling $18.8 million, which was sold at par. This pool was sold in January 2025, ahead of the Company's public offering, to bolster on-balance sheet liquidity.

Residential real estate loans decreased primarily due to the portfolio loan sale in early 2025.

Commercial real estate loans increased during the nine months ended September 30, 2025 with growth in both owner occupied and non-owner occupied portfolios. The increase was due to strong originations, including a large construction loan that converted to permanent financing.

The majority of the decrease in construction and secured by farmland loans was due to a large construction loan which converted to permanent financing in the owner-occupied commercial real estate portfolio.

Marine loans are declining due to normal paydowns and payoffs only as the Company is no longer accepting new marine business. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in Note 1 to the Consolidated Financial Statements in the 2024 Form 10-K.

The following table presents the activity in the allowance for credit losses on loans and related ratios for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$15,979	$15,014	$15,027	$14,493
Charge-Offs
Construction & secured by farmland	—	—	—	(94)
Residential real estate	—	(65)	(30)	(127)
Commercial real estate	(1,660)	—	(2,631)	(7)
Commercial	(219)	(8)	(353)	(83)
Marine	(467)	(1,004)	(581)	(1,457)
Consumer	(37)	(259)	(127)	(376)
Other	(34)	(46)	(106)	(115)
Total charge-off's	(2,417)	(1,382)	(3,828)	(2,259)
Recoveries
Construction & secured by farmland	1	94	4	100
Residential real estate	44	4	296	304
Commercial real estate	—	—	—	162
Commercial	32	14	110	44
Marine	—	—	—	—
Consumer	21	28	34	132
Other	19	5	34	12
Total recoveries	117	145	478	754
Net charge-off's	(2,300)	(1,237)	(3,350)	(1,505)
Provision for credit losses on loans	1,131	1,526	3,133	2,315
Balance at end of period	$14,810	$15,303	$14,810	$15,303
Net charge-off's to average loans (annualized)	0.63%	0.33%	0.31%	0.14%
Allowance for credit losses on loans as a percentage of gross loans	1.01%	1.03%	1.01%	1.03%

Charge-offs during the three months ended September 30, 2025 primarily consisted of losses on three marine vessels that were repossessed, a nonaccrual owner-occupied commercial real estate loan, and a $1.2 million deficiency balance related to non-owner occupied commercial loan relationship consisting of four residential multifamily income producing properties. Total charge-offs for this relationship during the nine months ended September 30, 2025 were $2.2 million, representing over 50% of the total year-to-date charge-offs. The Company does not anticipate having to make any further significant write-downs on the three remaining properties after the sale of the fourth and largest property during the third quarter of 2025.

Recoveries were $478 thousand and $754 thousand for the nine months ended September 30, 2025 and 2024, respectively, resulting in net charge-offs of $3.4 million and $1.5 million for the nine months ended September 30, 2025 and 2024, respectively.

The reduction of two basis points in the allowance for credit losses on loans to gross loans ratio largely reflects the combined impact of the change in mix of loan pool balances and associated reserve factors applied. Declining loan balances and a net decrease in the total loss factor for the construction and secured by farmland, residential first lien, and marine portfolios more than offset the balance growth and loss factor increase in the commercial real estate portfolio during the nine months ended September 30, 2025 compared to the prior year.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Credit Risk, Nonperforming Assets and Other Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk on a quarterly basis. The following table presents credit risk ratings as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Risk categories
Pass	$1,390,875	96%	$1,405,997	96%
Special Mention	48,523	3%	50,081	3%
Classified	14,765	1%	4,518	1%
Total loans	$1,454,163	100%	$1,460,596	100%

Loans risk rated as special mention, which exhibit negative trends and potential weaknesses include loans with stale financial information. Of the total special mention loans, $32.6 million had stale financial information at September 30, 2025 compared to $45.0 million at December 31, 2024.

Loans risk rated as classified, include substandard, doubtful, and loss loans increased primarily due to two large commercial real estate relationships being placed on nonaccrual status during the first quarter of 2025, including a $2.2 million owner-occupied relationship and an $5.5 million non-owner occupied relationship. Two additional commercial real estate relationships, each totaling $1.8 million, were added to nonaccrual loans during the third quarter of 2025.

All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity.

Nonperforming assets increased by $11.7 million during the nine months ended September 30, 2025, primarily reflecting an increase in nonaccrual loans and repossessed assets. Nonperforming assets and related ratios are detailed in the table below:

(dollars in thousands)	September 30, 2025	December 31, 2024
Nonaccrual loans	$13,167	$2,072
Loans past due 90 days or more and accruing interest	91	—
Other real estate owned and repossessed assets	1,009	514
Total nonperforming assets	$14,267	$2,586

Allowance for credit losses on loans	$14,810	$15,027

Gross loans	$1,459,928	$1,467,049

Allowance for credit losses on loans to nonperforming assets	104%	581%

Allowance for credit losses on loans to total gross loans	1.01%	1.02%

Allowance for credit losses on loans to nonaccrual loans	112%	725%

Nonaccrual loans to total gross loans	0.90%	0.14%

Non-performing assets to period end gross loans, other real estate owned and repossessed assets	0.98%	0.18%

Total past due loans, as disclosed in Note 5 to the Consolidated Financial Statements, increased to $16.1 million at September 30, 2025 compared to $4.5 million at December 31, 2024. The $11.6 million increase in past due loans primarily reflects loans secured by real estate. One non-owner occupied commercial real estate relationship accounts for $5.5 million of the total increase, comprised of three residential multifamily income producing properties as of September 30, 2025 after the sale of a fourth property, which was the largest loan in the relationship at $5.9 million, during the third quarter of 2025. The Company has been granted receivership on the remaining three properties and is actively with the receiver to update the properties and ready them for sale while continuing to collect the housing payments.

Nonaccrual loans are risk rated as classified and comprised the majority of the classified loan balance as previously described. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At September 30, 2025 total specific reserves of $333 thousand were required on one owner occupied commercial real estate relationship and two commercial business loan relationships due to a potential deficiency in collateral value, compared to specific reserves of $248 thousand at December 31, 2024.

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

Deposits

Total deposits were $1.66 billion and $1.58 billion at September 30, 2025 and December 31, 2024, respectively. This represents an increase of $79.9 million or 5.07% during the nine months ended September 30, 2025. The majority of this increase was due to large deposits in non-interest bearing accounts received during the second quarter 2025 primarily related to sales proceeds of two customers' businesses with a remaining balance of $79.4 million at September 30, 2025.

The following table provides the composition of total deposits at September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025	December 31, 2024	$ Change	% Change
Noninterest bearing demand deposits	$521,149	$406,180	$114,969	28%
NOW accounts	293,739	278,835	14,904	5%
Money market accounts	269,401	269,115	286	0%
Regular savings accounts	124,390	131,380	(6,990)	(5)%
Time deposits less than $250,000	262,174	293,864	(31,690)	(11)%
Time deposits $250,000 and more	184,195	195,782	(11,587)	(6)%
Total deposits	$1,655,048	$1,575,156	$79,892	5%
Core deposits	$1,314,271	$1,299,323	14,948	1%
Core deposits as a percent of total deposits	79%	82%
Non-core deposits	$340,777	$275,833	64,944	24%
Non-core deposits as a percent of total deposits	21%	18%

The total increase in deposits was primarily in non-core accounts, which increased $64.9 million while core accounts increased $14.9 million. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, excluding wholesale or brokered deposits. The aforementioned deposit inflow related to sales proceeds from two customers' businesses was considered to be non-core as the Company is currently unsure of what portion of the funds will remain at the Bank and for how long.

In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds also affects the cost of time deposits. Marketing efforts, including rate specials, are utilized to maintain maturing accounts and to acquire new time deposit accounts. At September 30, 2025, over 88% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2025 was $185.6 million, reflecting a percentage of total assets of 9.60%, as compared to $119.0 million and 6.38% at December 31, 2024. The $66.6 million increase in shareholders’ equity was primarily due to net proceeds of $53.5 million received from the completion of an underwritten public offering of 1,796,875 shares of its common stock at a public offering price of $32.00 per share. An additional increase of $13.1 million is due to a decrease in unrealized losses on the securities available for sale portfolio largely reflecting the impact of the balance sheet repositioning. This increase in shareholders' equity was further enhanced by a net operating income of $3.9 million and partially offset by $4.4 million in dividends declared for the nine months ended September 30, 2025. During the nine months ended September 30, 2025 and 2024, the Company declared dividends of $0.93 and $0.90 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At September 30, 2025, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At September 30, 2025 and December 31, 2024, the Bank's capital ratios were as follows: Common equity Tier 1 capital was 14.29% and 11.04%, respectively, Tier 1 risk-based capital was 14.29% and 11.04%, respectively, Total risk-based capital was 15.25% and 12.00%, respectively, and Tier 1 leverage was 10.78% and 8.79%, respectively. The increase in the Bank's capital ratios was due to the completion of the Company's public offering in February 2025.

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

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At September 30, 2025, liquid assets totaled $467.7 million as compared to $335.9 million at December 31, 2024. These amounts represented 26.78% and 19.22% of total liabilities at September 30, 2025 and December 31, 2024, respectively. The increase during the first nine months of 2025 reflects the increased cash on hand from the net proceeds of the capital raise and higher levels of deposits, as well as an increase in the balance of loans maturing within one year. The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2024 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2024 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the third quarter of 2025 pursuant to its Stock Repurchase Program ("the Program"). On June 18, 2025, the Board of Directors of the Company re-authorized the purchase of up to 150,000 shares for repurchase under the Program. The Program expires on June 30, 2026.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				150,000
July 1 - July 31, 2025	—	$—	—	150,000
August 1 - August 31, 2025	—	—	—	150,000
September 1 - September 30, 2025	—	—	—	150,000
	—	$—	—	150,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 13th day of November, 2025.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer