Form 10-K
period 2025-12-31
EAGLE FINANCIAL SERVICES INC
filed 2026-03-16
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. □

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). □

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2025 was $152,467,636.

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of March 10, 2026 was 5,412,376.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

The Bank has fifteen full-service branches, one loan production office, one wealth management office and one drive-through only facility. The Bank’s main office is located at 2 East Main Street in Berryville, Virginia. The Bank opened for business on April 1, 1881. The Bank's market area is located in the Shenandoah Valley of Virginia, Northern Virginia and Frederick, Maryland. The Bank has Virginia offices located in Clarke County, Frederick County, Fauquier County, Loudoun County and Fairfax County, as well as the towns of Leesburg and Purcellville and the City of Winchester. The Bank has a Maryland office located in Frederick.

The Bank offers a wide range of retail and commercial banking services, including demand, savings and time deposits and consumer, mortgage and commercial loans. The Bank has fourteen ATM locations in its trade area and issues debit cards to deposit customers. These cards can be used to withdraw cash at most ATMs through the Bank’s membership in both regional and national networks. The Bank offers telephone banking, internet banking, and mobile banking to its customers. Internet banking also offers online bill payment to consumer and commercial customers. The Bank offers other commercial deposit account services such as ACH origination and remote deposit capture.

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

Employees

The Company, including the Bank, has 254 full-time equivalent employees at December 31, 2025, representing 86 officers, 161 other, non-officer, full-time employees and 8 part-time employees. None of the Company’s employees are represented by a union or covered under a collective bargaining agreement. The Company considers relations with its employees to be excellent, and obtained its second a Great Place to Work® certified. designation for the annual period through June 2025.

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

Competition

There is significant competition for both loans and deposits within the Company’s trade area. Competition for loans comes from other commercial banks, savings banks, credit unions, mortgage brokers, finance companies, financial technology firms, insurance companies, and other institutional lenders. Competition for deposits comes from other commercial banks, savings banks, credit unions, brokerage firms, and other financial institutions. Based on total deposits at June 30, 2025 as reported to the FDIC, the Bank has 11.94% of the total deposits in its primary deposit market area of Clarke County, Frederick County, Loudoun County, Fauquier County and the City of Winchester. During the third quarter of 2025, the Bank opened its first full-service branch in Fairfax County, providing an opportunity to expand strategically and deliver its distinctive brand of community banking to Fairfax County. Adding Fairfax County to the the Bank's primary deposit market area increases the number of competing banking offices by approximately 66%. Under the expanded market area, the Bank's has 1.29% of total deposits at June 30, 2025, as reported to the FDIC.

Supervision and Regulation

General. As a bank holding company, the Company is subject to regulation under the Bank Holding Company Act of 1956, as amended, and the examination and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). As a state-chartered commercial bank, the Bank is subject to regulation, supervision and examination by the Virginia State Corporation Commission’s Bureau of Financial Institutions. The Bank is also subject to regulation, supervision and examination by the Federal Reserve. Other federal and state laws, including various consumer and compliance laws, govern the activities of the Company and the Bank, the investments that they may make and the aggregate amount of loans that the Bank may grant to one borrower.

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

Under the Gramm-Leach-Bliley Act (“GLBA”), bank holding companies that are well-capitalized and well-managed and meet other conditions can elect to become “financial holding companies.” As financial holding companies, they and their subsidiaries are permitted to acquire or engage in additional activities such as insurance underwriting, securities underwriting and distribution, travel agency activities, insurance agency activities, merchant banking and other activities that the Federal Reserve determines to be financial in nature or complementary to these activities. Financial holding companies continue to be subject to the overall oversight and supervision of the Federal Reserve, but the GLBA applies the concept of functional regulation to the activities conducted by subsidiaries. For example, insurance activities would be subject to supervision and regulation by state insurance authorities. Although the Company has not elected to become a financial holding company in order to exercise the broader activity powers provided by the GLBA, the Company may elect do so in the future.

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

The Company does not expect that any of these laws, regulations or policies will materially affect the Bank's ability to pay dividends to the Company. During 2025, the Company paid total dividends of $6.1 million, including cash dividends that were reinvested in Company stock.

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

The Federal Reserve has adopted capital rules implementing the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.

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

Banks also are required to maintain additional capital known as the "capital conservation buffer." The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of common equity Tier 1 to risk-weighted assets above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

The Basel III final rules and capital conservation buffer requires the Bank to maintain:

(i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%);

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

As directed by the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”), the federal banking regulators jointly issued a final rule in 2019 that permits qualifying banks that have less than $10 billion in total consolidated assets to elect to be subject to a 9% “community bank leverage ratio ("
CBLR"). A qualifying bank that has chosen the proposed framework is not required to calculate the existing risk-based and leverage capital requirements and would be considered to have met the capital ratio requirements to be “well capitalized” under prompt corrective action rules, provided it has a community bank leverage ratio greater than 9%. In November 2025, the federal banking regulators issued a proposal that would lower the leverage ratio for purposes of the CBLR framework from 9% to 8%. As of December 31, 2025, the Bank has not opted into the CBLR framework.

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

At December 31, 2025, loans secured by real estate totaled $1.1 billion and represented 77.4% of the Company’s loan portfolio, net of net deferred loan costs and premiums. If we experience adverse changes in the local real estate market or in the local or national economy, borrowers’ ability to pay these loans may be impaired, which could impact the Company’s financial performance. The Company attempts to limit its exposure to this risk by applying good underwriting practices at origination, evaluating the appraisals used to establish property values, and routinely monitoring the financial condition of borrowers. If the value of real estate serving as collateral for the loan portfolio were to decline materially, a significant part of the loan portfolio could become under-collateralized. If the loans that are secured by real estate become troubled when real estate market conditions are declining or have declined, in the event of foreclosure, the Company may not be able to realize the amount of collateral that was anticipated at the time of originating the loan. In that event, the Company might have to increase the provision for credit losses, which could have a material adverse effect on its operating results and financial condition.

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

In the ordinary course of business, the Company collects and stores sensitive data, including proprietary business information and personally identifiable information of its customers and employees in systems and on networks of the Company and its customers and third-party service providers. The secure processing, maintenance, and use of this information is critical to the Company's operations and business strategy. In addition, the Company relies heavily on communications and information systems to conduct its business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in the Company's customer relationship management, general ledger, deposit, loan, and other systems. The Company has invested in accepted technologies, and continually reviews processes and practices that are designed to protect its networks, computers, and data from damage or unauthorized access. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers. The continued evolution and increased usage of artificial intelligence technologies may further increase these risks. The Company’s computer systems and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance, or other disruptions. A breach of any kind could compromise systems and the information stored there could be accessed, damaged, or disclosed. A breach in security or other failure could result in legal claims, regulatory penalties, disruption in operations, increased expenses, loss of customers and business partners, and damage to the Company’s reputation, which could adversely affect its business and financial condition. Furthermore, as cyber threats continue to evolve and increase, the Company may be required to expend significant additional financial and operational resources to modify or enhance its protective measures, or to investigate and remediate any identified information security vulnerabilities.

Failure to keep pace with technological change could adversely affect our business.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including artificial intelligence. The effective use of technology increases efficiency and enables financial institutions and other firms to better serve customers and to reduce costs. The pace of these technological changes has increased in the “Fintech” environment, in which industry changing products and services are often introduced and adopted, including innovative ways that customers can make payments, access products, and manage accounts. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services, which could entail significant time, resources and additional risk to develop or adopt, or be successful in marketing these products and services to our customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Inflation can have an adverse impact on our business and on our customers.

The future rate of inflation and other economic factors remain uncertain, and the Federal Reserve may decrease or increase interest rates slower or faster than anticipated. If inflation increases and interest rates rise, the value of our investment securities, particularly those with longer maturities, will decrease, although this effect is less pronounced for floating rate instruments. Prolonged periods of inflation also may impact our profitability by negatively impacting our costs and expenses, including elevated funding costs and expenses related to talent acquisition and retention, and negatively impacting the demand for our products and services. Moreover, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans.

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

The Company’s banking subsidiary faces competition from banks and other financial institutions, including savings and loan associations, savings banks, finance companies and credit unions for deposits, loans and other financial services in our market area. Certain divisions within the banking subsidiary face competition from wealth management and investment brokerage firms. A number of these banks and other financial institutions are significantly larger and have substantially greater access to capital and other resources, as well as larger lending limits and branch systems, and offer a wider array of banking services. In addition, the Company faces competition from market place lenders and other financial technology firms, which may provide competitive services quickly and in innovative ways and may have fewer regulatory constraints and lower cost structures. The financial services industry continues to undergo rapid technological change with introductions of new technologies and services, including new ways that customers can make payments or manage their accounts, including through use of stablecoins and other forms of cryptocurrency, tokens, and other digital assets or alternative payment systems.This competition may reduce or limit our margins and our market share and may adversely affect our results of operations and financial condition.

The Company could be adversely affected by economic conditions in its market area.

The Company’s branches are located in the counties of Clarke, Frederick, Fauquier, Loudoun, and Fairfax the towns of Purcellville, Leesburg and Ashburn, and the City of Winchester. The Company also operates loan production offices in the counties of Fairfax (Virginia) and Frederick (Maryland). Because our lending is concentrated in these markets, we will be affected by the general economic conditions in these areas. Changes in the economy may influence the growth rate of our loans and deposits, the quality of the loan portfolio and loan and deposit pricing. Over the past several years, the growth in economic activity and in the demand for goods and services, coupled with labor shortages, supply chain disruptions and other factors, has contributed to rising inflationary pressures, the Federal Reserve’s responsive interest rate hikes, and the risk of recession. A decline in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control would impact the demand for banking products and services generally, which could negatively affect our financial condition and performance.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. If such events were to occur again in the future and result in the receivership of financial institutions, there is no guarantee that the systemic risk exception would be invoked to allow the FDIC to complete its resolution of such financial institutions in a manner that fully protects depositors or counterparties. Many of these transactions expose us to credit risk in the event of default of our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations.

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

The Company expects the Trump administration will implement a regulatory agenda that could reduce and streamline certain prudential and regulatory requirements applicable to banking organizations at a federal level. At this time, however, it is unclear what the impacts to the rulemaking, supervision, examination, and enforcement priorities of the federal banking agencies will be, what laws, regulations, and policies may change, and whether future changes or uncertainty surrounding future changes will adversely affect the Company’s operating environment, and therefore its business, financial condition, and results of operations.

The Bank is subject to stringent capital and liquidity requirements as a result of the Basel III regulatory capital reforms and the Dodd-Frank Act.

The Bank is subject to capital adequacy guidelines and other regulatory requirements specifying minimum amounts and types of capital which it must maintain. From time to time, regulators implement changes to these regulatory capital adequacy guidelines. Under the Dodd-Frank Act, the federal banking agencies have established stricter capital requirements and leverage limits for banks and bank holding companies that are based on the Basel III regulatory capital reforms. The Basel III Capital Rules require banking organizations to maintain significantly more capital and adopt more demanding regulatory capital risk weightings and calculations. While the Economic Growth Act requires that federal banking regulators establish a simplified leverage capital framework for smaller banks, these more stringent capital requirements could, among other things, limit banking operations and activities, and growth of loan portfolios, in order to focus on retention of earnings to improve capital levels. The Bank believes that it maintains sufficient levels of Tier 1 and Common Equity Tier 1 capital to comply with the Basel III Final rules. However, if the Bank fails to meet these minimum capital guidelines and/or other regulatory requirements, the Bank could be subject to regulatory restrictions, including limitations on paying dividends to the holding company for shareholder dividends and share repurchases and paying discretionary bonuses, or experience other adverse consequences that could cause its financial condition to be materially and adversely affected.

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

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to corporate social responsibility, environmental concerns, governance and related practices. Failure to act responsibly or in line with regulatory and stakeholder expectations in a number of areas, such as climate risk, human capital and hiring practices, human rights, support for local communities, and corporate governance and transparency, could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. The rules, regulations and expectations of regulators, customers, investors, associates, and other stakeholders with respect to these matters continue to evolve, which could result in increases to the Company’s overall operational costs and increased management time and attention. Further, as these rules, regulations and expectations continue to evolve, the Company’s stakeholders may have differing views on related matters. Scrutiny, or the perception that the Company’s efforts are too ambitious or misdirected, could expose the Company to the risk of investigations, litigation and other proceedings or reputational harm. If the Company is unable to meet its social- or environmentally-related goals or evolving and divergent stakeholder expectations and industry standards, it could negatively impact the value of the Company’s brand, the cost of its operations and/or relationships with customers, investors or employees, any of which could adversely affect its business and results.

Climate change and related legislative and regulatory initiatives may result in operational changes and expenditures that could significantly impact the Company’s business.

The current and anticipated effects of climate change continue to raise concerns for the state of the global environment. As a result, the Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. While the Trump administration has shifted federal policy to reduce the emphasis on climate change initiatives and environmental regulations, state and local regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, could affect our business operations. Among other things, the Company and its customers could face cost increases, compliance-related risks, asset value reductions and operating process changes.

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

Although our common shares are listed for trading on the Nasdaq Capital Market, the trading volume in our common shares may be lower than other larger financial institutions or publicly traded companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. We cannot assure you that volume of trading in our common shares will increase in the future.

The market price of our common stock may be volatile, and we may not be able to meet investor or analyst expectations. You may not be able to resell your shares at or above the price you paid and may lose part or all of your investment as a result.

Our stock price can fluctuate widely. On February 10, 2025, the Company completed a public offering increasing its common shares outstanding by 1,796,875 shares, or 50.2%, at a price of $32.00.

Volatility in the market price of our common stock may negatively impact the price at which our common stock may be sold and may also negatively impact the timing of any sale. The market price of our common stock may continue to fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

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
•
changes or proposed changes in laws or regulations, or differing interpretations thereof, affecting our business, or enforcement of these laws or regulations;
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

Item 2. Properties

The Company owns or leases buildings which are used in normal business operations. The Company’s corporate headquarters, and that of Bank of Clarke, is located at 2 East Main Street, Berryville, Virginia, 22611. At December 31, 2025, Bank of Clarke operated fifteen full-service branches, one loan production office, and one drive-through only facility in the Virginia communities of Berryville, Winchester, Boyce, Stephens City, Purcellville, Warrenton, Leesburg, Ashburn and Fairfax. The Bank also operated one loan production office in the Maryland community of Frederick. See Note 1 “Nature of Banking Activities and Significant Accounting Policies” and Note 6 “Bank Premises and Equipment, Net” and Note 13 "Leases" in the “Notes to the Consolidated Financial Statements” of this Form 10-K for information with respect to the amounts at which bank premises and equipment are carried and commitments under long-term leases.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on The Nasdaq Capital Market (the "Exchange") under the symbol “EFSI.” As of March 3, 2026, the Company had approximately 818 shareholders of record. As of that date, the closing price of our common stock on the Exchange was $34.56.

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

Issuer Purchases of Equity Securities for the Quarter Ended December 31, 2025

On June 18, 2025, the Company re-authorized the purchase of up to 150,000 shares of its common stock under its stock repurchase program, which expires on June 30, 2026. During 2025, the Company purchased 9,598 shares of its Common Stock under its stock repurchase program at an average price of $36.58.

The Company purchased 818 shares of its common stock during the fourth quarter pursuant to the stock repurchase program discussed above and as shown in the following table.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
October 1 - October 31, 2025	—	$—	—	150,000
November 1 - November 30, 2025	—	—	—	150,000
December 1 - December 31, 2025	818	39.80	818	149,182
	818	$—	818	149,182

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The purpose of this discussion is to focus on certain information relevant to the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes thereto presented in Item 8, Financial Statements and Supplementary Data, of this Form 10-K. Operating results for the year ended December 31, 2025 are not necessarily indicative of the results for any future period.

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

At December 31, 2025, the Company had total assets of $1.89 billion, net loans of $1.46 billion, total deposits of $1.61 billion, and shareholders’ equity of $188.8 million.

During 2025, the Company strengthened its balance sheet and improved its forward earnings profile, as marked by a successful capital raise, a strategic balance sheet repositioning of its investment securities portfolio, and subsequent uplist of its stock to NASDAQ. The Company sold available for sale securities with an amortized cost balance of $99.2 million, resulting in a net realized pre-tax loss of $12.4 million, and reinvested $66.0 million into purchases of available for sale securities. Additionally, the Company completed an underwritten public offering of 1,796,875 shares of its common stock at a public offering price of $32.00 per share. Net proceeds from the offering were $53.5 million. Also during 2025, the Company opened a full-service branch in McLean, VA offering a full suite of retail and business banking, lending, and wealth management solutions offered at the Bank's other locations.

The following table presents selected financial data, which was derived from the Company’s audited financial statements for the periods indicated.

	As of or for the Years Ended
	December 31,
	2025	2024	2023	2022	2021
	(dollars in thousands, except per share amounts)
Income Statement Data:
Interest and dividend income	$99,005	$91,321	$83,093	$54,686	$42,676
Interest expense	36,391	40,094	32,837	5,473	1,677
Net interest income	$62,614	$51,227	$50,256	$49,213	$40,999
Provision for credit losses	3,701	2,551	1,649	1,830	1,483
Net interest income after provision for credit losses	$58,913	$48,676	$48,607	$47,383	$39,516
Noninterest income	6,883	21,557	14,780	13,345	11,320
Net revenue	$65,796	$70,233	$63,387	$60,728	$50,836
Noninterest expenses	55,871	51,332	52,754	43,057	38,049
Income before income taxes	$9,925	$18,901	$10,633	$17,671	$12,787
Income tax expense	1,711	3,558	1,276	3,150	1,766
Net Income	$8,214	$15,343	$9,357	$14,521	$11,021

Performance Ratios:
Return on average assets	0.42%	0.85%	0.54%	1.02%	0.90%
Return on average equity	4.81%	13.77%	9.05%	14.06%	10.28%
Shareholders’ equity to assets	10.00%	6.38%	5.94%	6.29%	8.46%
Dividend payout ratio	77.99%	28.01%	45.11%	27.58%	34.38%
Non-performing loans to total loans	0.98%	0.14%	0.40%	0.19%	0.28%
Non-performing assets to total assets	0.77%	0.14%	0.34%	0.16%	0.21%

Share and Per Share Data:
Net income, basic	$1.59	$4.32	$2.66	$4.17	$3.20
Net income, diluted	1.59	4.32	2.66	4.17	3.20
Cash dividends declared	1.24	1.21	1.20	1.15	1.10
Book value	35.14	33.52	30.78	29.15	31.93
Market price	39.80	36.40	30.00	35.95	34.65
Average shares outstanding, basic	5,178,488	3,553,919	3,523,547	3,482,368	3,440,080
Average shares outstanding, diluted	5,178,488	3,553,919	3,523,547	3,482,368	3,440,080

Balance Sheet Data:
Total securities	$123,329	$128,887	$147,011	$158,389	$193,370
Total loans	1,473,077	1,467,049	1,462,686	1,323,783	985,720
Total assets	1,888,626	1,866,215	1,825,597	1,616,717	1,303,038
Total deposits	1,607,360	1,575,156	1,506,322	1,264,075	1,177,235
Shareholders’ equity	188,839	118,987	108,379	101,729	110,280

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

OPERATING STRATEGY

The Bank is a locally managed, commercial focused banking institution operating in several of the country's most attractive markets. The Company expanded its ownership to institutional investors through a public offering of its common stock in February 2025, increasing the number of shares outstanding by 50% and added approximately $53.5 million in capital. This operating strategy allows the Bank to be flexible and responsive in the products and services it offers and to further grow by lending funds to local residents and businesses at a competitive price that reflects the inherent risk of lending. The Bank strives to fund these loans through deposits gathered from local residents and businesses. The Bank prices its deposits by comparing alternative sources of funds and selecting the lowest cost available. When deposits are not adequate to fund asset growth, the Bank relies on borrowings, both short and long term. The Bank’s primary source of borrowed funds is the Federal Home Loan Bank of Atlanta which offers numerous terms and rate structures to the Bank.

As interest rates change, the Bank attempts to maintain its net interest margin. This is accomplished by changing the price, terms, and mix of its financial assets and liabilities. The Bank also earns fees on services provided through the Bank of Clarke Wealth Management Division, which is the Bank’s investment management division that offers both trust services and investment sales, mortgage originations, loan sales to the secondary market, and deposit operations. The Bank also incurs noninterest expenses associated with compensating employees, maintaining and acquiring fixed assets, and purchasing goods and services necessary to support its daily operations.

The Bank maintains a full-service marketing department dedicated to driving new business and increasing awareness of the Bank's banking, lending, and wealth management offerings across its footprint. Marketing employs an integrated, multi-channel strategy that includes television and radio advertising, digital media (such as display ads, SEO/SEM, podcasts, and streaming platforms), print and electronic publications, billboards, email campaigns, branch signage, and social media. The Marketing department is responsible for all content creation, campaign strategy and execution, marketing-related internal and external communications, marketing vendor management, and brand stewardship.

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

Marine Lending

The Bank's marine loan portfolio is comprised of originated retail loans. The Company ceased accepting new marine business in August 2023, upon completion of a sale of specific assets from its marine lending segment. Subsequent to the sale the Company retained ownership of its portfolio of marine vessel retail loans, which continue to constitute a significant portion of the Company's assets, revenues, and earnings. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid. Retail loans were generally limited to premium manufacturers with established relationships with the Company which have a vested interest in the secondary market pricing of their respective brand due to the limited inventory available for resale. Consequently, while not contractually committed, manufacturers will often support secondary resale values which can have the effect of reducing losses from non-performing retail marine loans. Retail borrowers generally have very high credit scores, substantial down payments, substantial net worth, personal liquidity, and excess cash flow.

CRITICAL ACCOUNTING POLICIES

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires us to make estimates and assumptions. Actual results could differ from those estimates. The financial information contained within these statements is, to a significant extent, based on measurements of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained when earning income, recognizing an expense, recovering an asset or relieving a liability. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of the transactions would be the same, the timing of events that would impact the transactions could change. The accounting estimate with the greatest uncertainty and susceptibility to significant near-term change for the Company is the allowance for credit losses on loans.

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

This evaluation is inherently subjective because it requires estimates that are susceptible to significant revision as more information becomes available. In evaluating the level of the allowance, we consider a range of possible assumptions and outcomes related to the various factors identified above. Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the 2025 Form 10-K, provides additional information concerning the determination of the allowance for credit losses on loans.

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

The realized loss on the sale of the available for sale securities, which resulted from the balance sheet repositioning transactions during the first quarter of 2025 and the December 2024 sale of the Company's operating center and branch building in a sales-leaseback transaction, significantly impacted the Company's operating results and certain performance metrics and ratios.

The following table reconciles the GAAP reported measure to the adjusted non-GAAP measure to show the impact of these transactions during the twelve months ended December 31, 2025 and 2024.

	Twelve Months Ended
	December 31,
(dollars in thousands except for per share data)	2025	2024
GAAP Net income	$8,214	$15,343
Adjustments to net income:
Loss on sales of securities	12,425	—
(Gain) on sale of fixed assets	—	(3,875)
Tax effect of adjustments to net income	(2,609)	814
Non-GAAP Net income	$18,030	$12,282

GAAP Noninterest income	$6,883	$21,557
Adjustments to noninterest income:
Loss on sales of securities	12,425	—
(Gain) on sale of fixed assets	—	(3,875)
Non-GAAP Noninterest income	$19,308	$17,682

Earnings per share, basic and diluted (GAAP)	$1.59	$4.32
Effect of adjustments to net income	1.90	(0.86)
Non-GAAP Earnings per share, basic and diluted	$3.49	$3.46

Return on average equity	4.81%	13.77%
Effect of adjustments to net income	(5.75)%	2.75%
Non-GAAP Return on average equity	10.56%	11.03%

Return on average assets	0.42%	0.85%
Effect of adjustments to net income	(0.51)%	0.17%
Non-GAAP Return on average assets	0.93%	0.68%

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

RESULTS OF OPERATIONS

Net Income

The following table presents a summarized consolidated statement of income for the periods indicated:

	Twelve Months Ended
	December 31,		Change
(dollars in thousands)	2025	2024	$ Change	% Change
Net interest income	$62,614	$51,227	$11,387	22.23%
Noninterest income	6,883	21,557	(14,674)	(68.07)%
Net revenues	69,497	72,784	(3,287)	(4.52)%
Provision for credit losses	3,701	2,551	1,150	45.08%
Noninterest expense	55,871	51,332	4,539	8.84%
Income before income taxes	9,925	18,901	(8,976)	(47.49)%
Income tax expense	1,711	3,558	(1,847)	(51.91)%
Net income	$8,214	$15,343	$(7,129)	(46.46)%

Adjusted net income (non-GAAP)	$18,030	$12,282	$5,748	46.80%

Net income for 2025 and 2024 was significantly impacted by two transactions. During the first quarter of 2025, the Company recognized a loss on the sale of available for sale securities totaling $9.8 million, net of tax, and during the fourth quarter of 2024, the Bank's operating center and branch building in Winchester, VA was sold in a sale-leaseback transaction and the Company recognized a net of tax gain of $3.1 million. The twelve months ended December 31, 2025 also experienced a strong increase in net interest income over the corresponding 2024 period, largely due to the restructuring of the investment securities portfolio further described in the section titled Securities under the heading Financial Condition.

The following table presents a summary of performance metrics and ratios for the periods indicated:

	Twelve Months Ended
	December 31,
	2025	2024
Earnings per share, basic and diluted	$1.59	$4.32
Adjusted earnings per share, basic and diluted (non-GAAP)(1)	$3.49	$3.46
Return on average assets	0.42%	0.85%
Adjusted return on average assets (non-GAAP)(1)	0.93%	0.68%
Return on average equity	4.81%	13.77%
Adjusted return on average equity (non-GAAP)(1)	10.56%	11.03%

(1) Adjusted to exclude the loss on sale of securities in 2025 and the gain recognized on the sale of the Company's operating center and branch building in 2024.

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

Average Balances, Income and Expenses, Yields and Rates (Tax-Equivalent Basis)

The following table shows average balance, interest, and yield/rate information, as well as net interest margin on a tax- equivalent basis for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Years Ended
	December 31, 2025			December 31, 2024
	Average	Interest Income/	Average	Average	Interest Income/	Average
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Securities:
Taxable	$120,646	$4,792	3.97%	$138,205	$3,551	2.57%
Tax-Exempt (1)	87	4	4.60%	495	20	4.09%
Total Securities	$120,733	$4,796	3.97%	$138,700	$3,571	2.58%
Loans: (2)
Taxable	1,432,473	81,978	5.72%	1,446,705	81,366	5.62%
Non-accrual	11,944	—	—%	3,774	—	—%
Tax-Exempt (1)	9,769	496	5.08%	10,405	523	5.02%
Total Loans	$1,454,186	$82,474	5.67%	$1,460,884	$81,889	5.61%
Federal funds sold and interest-bearing deposits in other banks	269,375	11,840	4.40%	114,189	5,975	5.23%
Total earning assets	$1,844,294	$99,110	5.37%	$1,713,773	$91,435	5.34%
Allowance for credit losses	(15,351)			(14,793)
Total non-earning assets	109,176			105,840
Total assets	$1,938,119			$1,804,820

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$300,711	$6,654	2.21%	$259,372	$6,097	2.35%
Money market accounts	273,390	6,033	2.21%	263,960	5,989	2.27%
Savings accounts	128,007	142	0.11%	134,893	155	0.12%
Time deposits:
$250,000 and more	176,777	7,568	4.28%	153,398	7,260	4.73%
Less than $250,000	292,311	11,782	4.03%	276,580	12,353	4.47%
Total interest-bearing deposits	$1,171,196	$32,179	2.75%	$1,088,203	$31,854	2.93%
Federal funds purchased	4	—	NM	11	—	NM
Federal Home Loan Bank advances	57,603	2,795	4.85%	145,383	6,823	4.69%
Subordinated debt	29,543	1,417	4.80%	29,476	1,417	4.81%
Total interest-bearing liabilities	$1,258,346	$36,391	2.89%	$1,263,073	$40,094	3.17%
Noninterest-bearing liabilities:
Demand deposits	486,606			412,646
Other Liabilities	22,409			17,714
Total liabilities	$1,767,361			$1,693,433
Shareholders' equity	170,758			111,387
Total liabilities and shareholders' equity	$1,938,119			$1,804,820
Net interest income		$62,719			$51,341
Net interest spread			2.48%			2.17%
Interest expense as a percent of average earning assets			1.97%			2.34%
Net interest margin (3)			3.40%			3.00%
(1)
Income and yields are reported on a tax-equivalent basis using the federal tax rate of 21%.
(2)
Interest and yields on loans include the amortization/accretion of origination costs/fees as well as any purchase premiums or discounts.
(3)
Refer to the section titled "Tax-Equivalent Net Interest Income" for the reconciliation of tax-equivalent net interest income.

NM = Not Meaningful

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

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$82,370	$81,779
Interest Income - Securities and Other Interest-Earnings Assets	16,635	9,542
Interest Expense - Deposits	32,179	31,854
Interest Expense - Other Borrowings	4,212	8,240
Total Net Interest Income	$62,614	$51,227

Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$104	$110
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	1	4
Total Tax Benefit on Tax-Exempt Interest Income	$105	$114
Tax-Equivalent Net Interest Income	$62,719	$51,341
(1)
Tax benefit was calculated using the federal statutory tax rate of 21%.

Net Interest Income

Net interest income is our primary source of revenue, representing the difference between interest and fees earned on interest-earning assets and the interest paid on deposits and other interest-bearing liabilities. The level of net interest income is primarily impacted by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates.

The year-over-year improvements in net interest income, tax-equivalent net interest income, net interest spread, and net interest margin primarily reflect the impact of the balance sheet repositioning strategy, pursuant to which the Company raised capital, increased cash on hand and replaced lower-yielding investment securities with higher yielding securities. Declining average rates paid on interest-bearing deposits and maturities of FHLB advances also contributed to the increase in net interest income, which was partially offset the amount of interest paid also increased due to higher average balance levels of time deposits during the 2025 period.

Net interest income was $62.6 million for 2025 and $51.2 million for 2024, which represents an increase of $11.4 million or 22.23%. Tax-equivalent net interest income was $62.7 million and $51.3 million for the twelve months ended December 31, 2025 and 2024, respectively.

The net interest margin was 3.40% for 2025 and 3.00% for 2024. The net interest margin is calculated by dividing tax-equivalent net interest income by total average earnings assets. Ongoing margin pressures include deposit pricing, the Bank's strategy of originating mortgage loans for sale, and an increase in nonaccrual assets.

The net interest spread for the twelve months ended December 31, 2025 was 2.48%, an increase of 31 basis points compared to 2.17% for the twelve months ended December 31, 2024. The 31 basis point increase was due to improvements of three basis points and 28 basis points in the tax-equivalent yield on earning assets and the average rate paid on interest-bearing liabilities, respectively.

Total average balance of securities decreased by $18.0 million during 2025 from the average balances in the prior year period primarily due to routine paydowns and maturities in the portfolio. The average yield on securities increased 139 basis points during 2025 reflecting the sale of lower-yielding securities and reinvestment into higher-yielding securities in the first quarter of 2025.

The total average loan balances decreased by $6.7 million during the year ended December 31, 2025 largely reflecting the sale of a pool of mortgage loans totaling $18.8 million early in the first quarter of 2025 as well as continuing paydowns and payoffs in the marine loan portfolio as the Company is no longer originating new marine business. These decreases were partially offset by new loan growth in the commercial real estate loan portfolios. The average yield on loans increased by six basis points during 2025.

The average balance of federal funds sold and interest-bearing deposits in other banks increased $155.2 million, or 135.90%, during 2025 compared to 2024, resulting from higher cash levels, which were bolstered by proceeds received from the public stock offering and increased deposit balances during 2025. The average yield earned during 2025 decreased by 83 basis points reflecting the decline in market interest rates experienced during the current year.

Total average interest-bearing deposit balances during 2025 increased by $83.0 million from the prior year, primarily in NOW accounts and time deposits. The average rate paid on interest-bearing deposits decreased 18 basis points during the 2025, reflecting the lower market interest rate environment balanced by pricing strategies.

The average balance of FHLB advances decreased $87.8 million, or 60.38%, during the year ended December 31, 2025 due to maturing advances that were not replaced with new borrowings. The average rate paid on FHLB advances increased 16 basis points during the 2025.

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

The following table provides information about changes in rate and volume (dollars in thousands):

	2025 vs 2024 Increase (Decrease) Due to Changes in:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(377)	$1,618	$1,241
Tax-exempt	(19)	3	(16)
Loans:
Taxable	(757)	1,369	612
Tax-exempt	(32)	5	(27)
Federal funds sold and interest-bearing deposits in other banks	6,640	(775)	5,865
Total earning assets	$5,455	$2,220	$7,675

Interest-Bearing Liabilities:
NOW accounts	$889	$(332)	$557
Money market accounts	169	(125)	44
Savings accounts	(13)	—	(13)
Time deposits:
$250,000 and more	820	(512)	308
Less than $250,000	781	(1,352)	(571)
Total interest-bearing deposits	$2,646	$(2,321)	$325
Federal Home Loan Bank advances	(4,269)	241	(4,028)
Total interest-bearing liabilities	$(1,623)	$(2,080)	$(3,703)
Change in net interest income	$7,078	$4,300	$11,378

Provision for Credit Losses

The provision for credit losses results from management's review of the adequacy of the allowance for credit losses. The allowance for credit losses is management’s estimate, at the reporting date, of expected lifetime credit losses and includes consideration of current forecasted economic conditions. Estimating the amount required to maintain an adequate allowance for credit losses involves a high degree of judgment.as discussed within the Critical Accounting Policies section above and Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data.

The following table presents the provision for credit losses:

	Twelve Months Ended
	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Provision for credit losses on loans	$3,880	$2,525	$1,355	54%
Provison for credit losses on unfunded commitments	(179)	26	(205)	(788)%
Provison for credit losses	$3,701	$2,551	$1,150	45%

The provision for credit losses for the years ended December 31, 2025 and 2024 included the impact of net losses and specific reserve allocations on individually evaluated nonaccrual loans and reflected management's estimate of forecasted economic conditions and changes in loan balances.

Net charge-offs were $3.6 million and $2.0 million during 2025 and 2024, respectively. Net charge-offs for 2025 were primarily within the commercial real estate and marine loan portfolios and consisted of six relationships totaling $3.3 million. The provision for credit losses in 2024 resulted largely from a $1.9 million provision against the marine portfolio due to charge-offs against six marine loans totaling $1.8 million.

Specific reserve allocations were $467 thousand and $248 thousand at December 31, 2025 and 2024, respectively. The majority of the specific reserve at December 31, 2025 reflects three commercial loan relationships with loan balances totaling $880 thousand. The specific reserve allocation in 2024 represented two commercial loan relationships with loan balances totaling $908 thousand.

The Company is committed to maintaining an allowance that it believes will adequately absorb the current expected losses in the loan portfolio. This commitment is more fully discussed in the “Asset Quality” section.

Noninterest Income

Total noninterest income was $6.9 million and $21.6 million during 2025 and 2024, respectively. This represents a decrease of $14.7 million or 68.07% for 2025. Management reviews the activities which generate noninterest income on an ongoing basis.

The following table provides the components of noninterest income for the twelve months ended December 31, 2025 and 2024, which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Wealth management fees	$7,457	$5,624	$1,833	32.59%
Service charges on deposit accounts	2,141	1,936	205	10.59%
Other service charges and fees	4,192	4,179	13	0.31%
(Loss) gain on the sale and disposal of bank premises and equipment	(19)	3,863	(3,882)	NM
(Loss) on sale of securities	(12,425)	—	(12,425)	NM
Gain on sale of loans	3,375	2,141	1,234	57.64%
Small business investment company income	251	1,357	(1,106)	(81.50)%
Bank owned life insurance income	1,099	1,981	(882)	(44.52)%
Other operating income	812	476	336	70.59%
Total noninterest income	$6,883	$21,557	$(14,674)	(68.07)%

NM - Not Meaningful

Wealth management fees increased in 2025 compared to 2024. Wealth management fee income is primarily comprised of income from fiduciary activities and commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Income from investment sales increased due to the continued attractiveness of brokerage and advisory investments products. Wealth management revenue also includes transaction-based revenues that are not primarily derived from the value of assets. Transaction-based revenues related to estates and other services have also contributed to the year over year increase in revenue. These include estate settlement fees which increased primarily due to two large trusts that were settled.

Services charges on deposit accounts increased when comparing the year ended December 31, 2025 to 2024. This increase is mainly due to growth in the number of accounts as well as higher levels of overdraft charges.

Gain on the sale and disposal of bank premises and equipment decreased during the year ended December 31, 2025 due to sale of the Company's operating center and branch building in a sales-leaseback transaction during the fourth quarter of 2024, which resulted in a realized gain of $3.9 million. There was no similar transaction during the year ended December 31, 2025.

The Company executed balance sheet repositioning transactions within its investment securities portfolio during March 2025. The sale of $99.2 million of available for sale debt securities, with a fair value of $86.8 million, resulted in a pre-tax loss of $12.4 million during the twelve months ended December 31, 2025. Management utilized the proceeds from the public offering capital raise completed in February 2025 to enable the balance sheet repositioning.

During 2025, the Company sold $89.7 million in mortgage loans on the secondary market and $21.8 million in Small Business Association ("SBA") loans. During 2024, the Company sold $59.0 million in mortgage loans on the secondary market and $14.3 million in SBA loans. These loan sales resulted in gains of $3.4 million and $2.1 million during the years ended December 31, 2025 and 2024, respectively.

Income from holdings in small business investment companies decreased during 2025 compared to 2024. The decrease during the current year period is mainly attributed to lower cash distributions received, based on the results of their performance and timing of distributions.

Bank owned life insurance ("BOLI") fee income totaled $1.1 million for the year ended December 31, 2025 compared to $2.0 million for the year ended December 31, 2024. The decrease was primarily due to death benefit settlement gains of $907 thousand received during the year ended December 31, 2024.

Other operating income increased primarily as a result of an increase in loan swap fee income recognized on agreements with initial notional balances totaling $21.6 million and $4.1 million during the years ended December 31, 2025 and 2024 respectively. The agreements resulted in a gain of $271 thousand during 2025 compared to $27 thousand in 2024.

Noninterest Expenses

Total noninterest expenses were $55.9 million and $51.3 million during 2025 and 2024, respectively. This represents an increase of $4.5 million or 8.84% during 2025.

The following table provides the components of noninterest expense for the twelve months ended December 31, 2025 and 2024, which are included within the respective Consolidated Statements of Income headings. The following paragraphs provide information about activities which are included within the respective Consolidated Statements of Income headings. Variances that the Company believes require explanation are discussed below the table.

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Salaries and employee benefits	$33,203	$30,059	$3,144	10.46%
Occupancy expenses	2,614	2,077	537	25.85%
Equipment expenses	1,703	1,657	46	2.78%
Advertising and marketing expenses	861	1,038	(177)	(17.05)%
Stationery and supplies	134	145	(11)	(7.59)%
ATM network fees	1,345	1,530	(185)	(12.09)%
Other real estate owned expense	20	—	20	NM
Loss on other real estate owned	51	—	51	NM
Loss on sale of repossessed assets	302	204	98	48.04%
FDIC assessment	948	1,433	(485)	(33.85)%
Computer software expense	1,369	1,068	301	28.18%
Bank franchise tax	1,524	1,353	171	12.64%
Professional fees	2,420	2,065	355	17.19%
Data processing fees	2,210	2,418	(208)	(8.60)%
Loan servicing expense	1,116	1,062	54	5.08%
Other operating expenses	6,051	5,223	828	15.85%
Total noninterest expenses	$55,871	$51,332	$4,539	8.84%

NM - Not Meaningful

Salaries and employee benefits expense increased during 2025 reflecting increases in salaries, commission, stock-based compensation expenses, and annual incentive plan expenses. The Company's number of full-time equivalent employees (FTEs) increased from 231 at December 31, 2024 to 254 at December 31, 2025. Stock based compensation expense increased due to a higher grant price in the twelve months ended December 31, 2025, compared to the twelve months ended December 31, 2024. Partially offsetting these increases was a net reduction in employee medical costs due to lower claims deficit expenses during the twelve months ended December 31, 2025.

Occupancy expenses increased during 2025 largely due to the impact of the sales-leaseback transaction of the Company's operating center and branch building in December 2024. Rental expense, net of building depreciation increased $498 thousand during 2025 compared to 2024. The increase in rental expense also reflects a new long-term lease executed during the first quarter of 2025 as the Company moved its standalone loan production office and established a full-service branch in McLean, Virginia.

Advertising and marketing expenses decreased during 2025. This reflects fewer advertising campaigns and a marketing bonus credit related to the Bank's credit card provider relationship.

ATM network fees decreased during 2025 due, in part, to a contract renegotiation which lowered per unit transaction fees as well as lower costs associated with fewer plastic cards purchased.

FDIC assessment expense, which is based in part on asset size and capital levels, decreased in 2025 compared to 2024. The decrease reflects an improvement in the financial ratios primarily due to the capital raise completed in early 2025. An improved loan mix index, partially offset by an increase in nonperforming loans also contributed to the decreased assessment rate during 2025.

Computer software expense increased during 2025 compared to 2024 due to the Company's continued investment in technology to enhance systems security and drive operational efficiencies. Additionally, approximately $200 thousand of the increase was due to existing loan software expenses, which were recorded to other operating expenses in the prior year.

Bank franchise tax which is based on asset and capital levels, increased during 2025 compared to 2024 reflecting growth of the Company's capital.

Professional fees increased during 2025 primarily due to higher legal fees as a result of increased problem loan workouts and activity as well as increased internal audit services, testing, and annual loan review costs.

Data processing fees decreased reflecting core provider pricing discounts and credits recognized during 2025.

Other operating expenses increased during 2025. The largest drivers of the increase were loan collection costs, higher contributions towards charitable activities, debit card usage incentive rewards, and greater travel costs related to investor relations activities. These increases were partially offset by the reclassification of loan software expenses as described above in computer software expenses.

Efficiency Ratio

The efficiency ratio of the Company was 67.67% and 75.08% for 2025 and 2024, respectively. The improvement in the efficiency ratio during 2025 reflects an increase in net interest and noninterest income. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing total noninterest expenses by the sum of tax-equivalent net interest income and total noninterest income. The Company adjusts for non-recurring items such as gains and losses on investment portfolio sales and other gains/losses from OREO, repossessed assets, sale or disposals of bank assets, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the twelve months ended December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
	(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$55,871	$51,332
Less: Loss on other real estate owned and repossessed assets	353	204
Adjusted noninterest expenses (non-GAAP)	$55,518	$51,128

Net interest income	$62,614	$51,227

Noninterest income (GAAP)	$6,883	$21,557
Less: (Loss) on sales of securities	(12,425)	—
Less: (Loss) Gain on the sale and disposal of premises and equipment	(19)	3,863
Less: Life insurance proceeds	—	935
Adjusted noninterest income (non-GAAP)	$19,327	$16,759
Tax equivalent adjustment (1)	105	114
Total net interest income and noninterest income, adjusted (non-GAAP)	$82,046	$68,100

Efficiency ratio	67.67%	75.08%

(1) Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

The following table presents the Company's income tax provision and applicable tax rates for the periods indicated:

	Twelve Months Ended
	December 31,
(dollars in thousands)	2025	2024
Income tax expense	$1,711	$3,558
Effective income tax rate	17.24%	18.82%

Income tax expense was $1.7 million and $3.6 million for the years ended December 31, 2025 and 2024, respectively. These amounts correspond to an effective tax rate of 17.24% and 18.82% for 2025 and 2024, respectively. Total income tax expense is comprised of federal and state income taxes of $1.6 million and $100 thousand, respectively, for the year ended December 31, 2025 and $3.4 million and $134 thousand, respectively, for the year ended December 31, 2024.

The effective tax rate is below the statutory rate of 21%, due primarily to the recognition of tax-exempt life insurance income, which also included death benefit proceeds during 2024. The effective tax rate is also impacted by tax-exempt income on investment securities and loans, qualified rehabilitation credits and tax credits on qualified affordable housing project investments. Note 9 to the Consolidated Financial Statements provides a reconciliation between income tax expense computed using the federal statutory income tax rate and the Company’s actual income tax expense during 2025 and 2024 and Note 25 further discusses qualified affordable housing project investments.

As previously discussed in the "Non-GAAP Financial Measures" section above, both 2025 and 2024 had large out of the ordinary transactions due to balance sheet repositioning events that affected taxable income. Due to lower taxable income in 2025, resulting from realized losses on the sale of securities, the strategies employed by the Company to reduce its effective tax rate had a greater impact. Conversely, higher taxable income in 2024 due to the realized gain on the sale of the Company's operating center and branch building, lessened the impact of the Company's effective tax rate strategies.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. See Note 27 to the Consolidated Financial Statements.

The following table presents a summarized statement of income for the community banking business segment for the twelve months ended December 31, 2025 and 2024.

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net Interest Income	$57,814	$45,756	$12,058	26.35%
Gain on sales of loans	3,375	2,141	1,234	57.64%
(Loss) on the sale of securities	(12,425)	—	(12,425)	NM
Other noninterest income	8,305	13,792	(5,487)	(39.78)%
Net Revenue	57,069	61,689	(4,620)	(7.49)%
Provision for credit losses	3,690	2,403	1,287	53.56%
Noninterest expense	51,674	47,448	4,226	8.91%
Income before taxes	1,705	11,838	(10,133)	(85.60)%
Income tax expense	7	2,048	(2,041)	(99.66)%
Net Income	$1,698	$9,790	$(8,092)	(82.66)%

Net interest income increased during the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to income earned on: i) non-marine loans; ii) the investment securities portfolio, which was restructured in the first quarter of 2025 to sell and replace lower yielding investments with higher yielding securities; iii) higher levels of earning deposit balances in other other banks; and iv) reduction in borrowings expense as FHLB advances have matured and were not replaced. These increases were partially offset by an increase in interest-bearing deposit expense due to growth in average balances. Higher levels of interest-earning deposits balances in other banks reflects proceeds received from the capital raise and sales of available for sale securities completed during the first quarter of 2025, as well as increases in customer deposit balances.

Gain on sales of loans increased during 2025 compared to 2024 largely reflecting increases in sales of mortgage loans originated for sale and SBA loans. See further discussion of gain on sales of loans under the caption "Noninterest Income" above.

Loss on the sale of securities resulted from the Company's execution of balance sheet repositioning transactions within its investment securities portfolio in March 2025. Available for sale debt securities totaling $99.2 million, with a fair value of $86.8 million, were sold resulting in a pre-tax loss of $12.4 million.

Other noninterest income for the twelve months ended December 31, 2025 decreased compared to the same period in 2024 primarily reflecting the sale of the Company's operating center and branch building in a sales-leaseback transaction, resulting in a realized gain of $3.9 million during 2024.

Provision for credit losses increased during 2025 largely reflecting the increase in net charge-offs within the commercial real estate loan portfolio. See further discussion under the caption "Provision" above.

Noninterest expense increased during 2025 primarily due to salaries and employee benefits. See further discussion under the caption "Noninterest Expenses" above.

Income tax expense decreased by $2.0 million from 2024 primarily due to the impact of securities sale loss recognized in 2025.

The following table presents a summarized statement of income for the marine lending segment for the twelve months ended December 31, 2025 and 2024.

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net Interest Income	$6,217	$6,888	$(671)	(9.74)%
Net Revenue	6,217	6,888	(671)	(9.74)%
Provision for credit losses	11	148	(137)	(92.57)%
Noninterest expense	433	629	(196)	(31.16)%
Income before taxes	5,773	6,111	(338)	(5.53)%
Income tax expense	1,212	1,283	(71)	(5.53)%
Net Income	$4,561	$4,828	$(267)	(5.53)%

NM - Not Meaningful

Marine lending net revenues declined for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024 due to pay downs in the portfolio, which are not being replaced with new loan originations. The marine loan portfolio balance totaled $175.6 million at December 31, 2025 compared to $210.1 million at December 31, 2024.

Provision for credit losses for marine lending decreased due to the declining loan balances, which mostly offset the impact of net charge-offs recorded during 2025. Net charge-offs declined by $1.2 million, or 67.38%, from 2024 levels.

Noninterest expenses were down from 2024 due to decreases in loan servicing and collection expenses, which comprise the majority of total noninterest expenses for marine lending.

The following table presents a summarized statement of income for the wealth management business segment for the twelve months ended December 31, 2025 and 2024.

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Net Interest Income	$—	$—	$—	—%
Other noninterest income	7,628	5,624	2,004	35.63%
Net Revenue	7,628	5,624	2,004	35.63%
Noninterest expense	3,267	2,823	444	15.73%
Income before taxes	4,361	2,801	1,560	55.69%
Income tax expense	916	588	328	55.78%
Net Income	$3,445	$2,213	$1,232	55.67%

Wealth Management's net revenues increased $2.0 million, or 35.63%, for the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024, reflecting increases in both trust services and investment sales income. See further discussion of wealth management revenues under the caption "Noninterest Income" above.

Noninterest expense increased during 2025 primarily reflecting increases in salaries, commissions and annual incentive plan expenses.

FINANCIAL CONDITION

Select financial condition data is presented in the following table:

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Securities available for sale	$119,543	$121,330	$(1,787)	(1.47)%
Loans	1,473,077	1,467,049	6,028	0.41%
Allowance for credit losses	(15,320)	(15,027)	(293)	1.95%
Total assets	1,888,626	1,866,215	22,411	1.20%
Total deposits	1,607,360	1,575,156	32,204	2.04%
FHLB advances	40,000	120,000	(80,000)	(66.67)%
Total shareholders' equity	188,839	118,987	69,852	58.71%

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

Securities

The carrying amounts of the Company's available for sale securities are as follows:

	December 31,
(dollars in thousands)	2025		2024
	Amount	Percent	Amount	Percent
Securities available for sale:
Obligations of U.S. government corporations and agencies	$7,444	6%	$7,668	6%
U.S. Treasury securities	10,001	8%	—	0%
Mortgage-backed securities	75,129	63%	104,967	87%
Collateralized mortgage obligations	22,495	19%	—	0%
Obligations of states and political subdivisions	—	0%	4,645	4%
Subordinated debt	4,474	4%	4,050	3%
	$119,543	100%	$121,330	100%

Total securities available for sale decreased by $1.8 million, or 1.47%, during 2025. The Company purchased $102.7 million of securities during the twelve months ended December 31, 2025 , which includes $66.0 million as part of the balance sheet repositioning transactions in the first quarter of 2025. The Company had total maturities, calls, and principal repayments of $22.7 million and sales of $99.2 million during the twelve months ended December 31, 2025.

Net unrealized loss on available for sale securities was $6.7 million at December 31, 2025 as compared to a net unrealized loss of $23.6 million at December 31, 2024. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

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

The primary cause of the unrealized losses at December 31, 2025 and December 31, 2024 was changes in market interest rates, rather than other market conditions or credit concerns of the issuers over the time between purchase and measurement periods. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

The table titled “Maturity Distribution and Yields of Securities” shows the maturity period and average yield for the different types of securities in the portfolio at December 31, 2025. The weighted average is calculated based on the relative amortized costs of the securities. Although mortgage-backed securities have definitive maturities, they provide monthly principal curtailments which can be reinvested at a prevailing rate and for a different term.

Maturity Distribution and Yields of Securities

	December 31, 2025
	Due in one year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
Securities available for sale:
Obligations of U.S. government corporations and agencies	—%	—%	—%	4.83%	4.83%
U.S. treasury securities	4.27%	—%	—%	—%	4.27%
Mortgage-backed securities	—%	4.82%	4.32%	3.30%	3.59%
Collateralized mortgage obligations	—%	5.20%	—%	5.09%	5.12%
Subordinated debt	—%	7.95%	5.53%	—%	5.91%
Total taxable	4.27%	5.19%	4.59%	3.75%	4.08%
Total	4.27%	5.19%	4.59%	3.75%	4.08%

(1)
Yields on tax-exempt securities have been computed on a tax-equivalent basis using a federal tax rate of 21%.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Details of the Company's loan portfolio are presented below:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Mortgage real estate loans:
HELOCs	$58,640	4%	$50,646	4%
Residential First Lien - Investor	107,307	7%	105,910	7%
Residential First Lien - Owner Occupied	178,807	12%	194,065	13%
Residential Junior Liens	10,724	1%	11,184	1%
Total residential real estate loans	355,478	24%	361,805	25%
Commercial - Owner Occupied	298,853	20%	272,236	19%
Commercial - Non-Owner Occupied & Multifamily	398,926	27%	367,680	25%
Total commercial real estate loans	697,779	47%	639,916	44%
Construction & Secured by Farmland	82,336	6%	95,200	6%
Total mortgage real estate loans	1,135,593	77%	1,096,921	75%
Commercial and industrial loans	113,224	8%	110,343	8%
Marine loans	175,639	12%	210,095	14%
Consumer loans	28,742	2%	31,017	2%
Other loans	14,264	1%	12,220	1%
Total loans	1,467,462	100%	1,460,596	100%
Net deferred loan costs and premiums	5,615		6,453
Gross loans	$1,473,077		$1,467,049

Gross loans increased $6.0 million, or 0.41%, and totaled $1.47 billion at December 31, 2025 and 2024. The ratio of gross loans to deposits decreased during the year from 93.14% to 91.65% at December 31, 2024 and December 31, 2025, respectively.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. The modest increase in gross loans reflects new loan originations outpacing reductions due to loan sales, paydowns, and significant payoffs of commercial and industrial loans related to the sales of two customers' businesses.

Total residential real estate loans decreased by $6.3 million, or 1.75%, during the year ended December 31, 2025 primarily due to the sale of $18.8 million of portfolio mortgage loans in early 2025, ahead of the Company's public stock offering, in order to bolster on-balance sheet liquidity.

Total commercial real estate loans increased by $57.9 million, or 9.04%, since December 31, 2024, reflecting strong origination growth in both owner and non-owner occupied portfolios. This growth included a large construction loan that converted to permanent financing.

Marine loans are declining due to normal paydowns and payoffs only as the Company is no longer accepting new marine business. At present, the Company expects to hold the retained outstanding loans until they are ultimately repaid.

The table titled “Maturity Schedule of Selected Loans” shows the various loan categories and the period during which they mature. For loans maturing in more than one year, the table also shows a breakdown between fixed rate loans and floating rate loans. The table indicates that $764.6 million or 52.11% of the loan portfolio matures within five years. The floating rate loans maturing after five years are primarily comprised of loans secured by 1-4 family residential properties.

Maturity Schedule of Selected Loans

(dollars in thousands)

	December 31, 2025
	Within 1 Year	After 1 Year Within 5 Years	After 5 Years Within 15 years	After 15 Years	Total
Loans secured by real estate:
Construction & Farmland	$34,475	$31,739	$8,513	$7,609	$82,336
Secured by 1-4 family residential properties	34,443	67,838	57,823	195,374	355,478
Commercial & Multifamily	91,596	421,201	173,176	11,806	697,779
Commercial and industrial loans	36,241	36,348	37,842	2,793	113,224
Marine	—	761	50,578	124,300	175,639
Consumer installment loans	1,608	5,288	3,711	18,135	28,742
All other loans	368	2,718	9,262	1,916	14,264
	$198,731	$565,893	$340,905	$361,933	$1,467,462
For maturities over one year:
Floating rate loans		$106,151	$126,940	$146,226	$379,317
Fixed rate loans		459,742	213,965	215,707	889,414
		$565,893	$340,905	$361,933	$1,268,731

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

The following table presents credit risk ratings as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Risk categories
Pass	$1,396,752	95%	$1,405,997	96%
Special Mention	54,752	4%	50,081	3%
Classified	15,958	1%	4,518	1%
Total loans	$1,467,462	100%	$1,460,596	100%

Loans risk rated as special mention, which exhibit negative trends and potential weaknesses include loans with stale financial information. Of the total special mention loans, $35.7 million had stale financial information at December 31, 2025 compared to $45.0 million at December 31, 2024. Upon receipt of current financial information, the loans will be evaluated and returned to a pass classification if appropriate.

Loans risk rated as classified, include substandard, doubtful, and loss loans. Classified loans increased primarily due to three large relationships being placed on nonaccrual status during 2025 that totaled $9.6 million at December 31, 2025. The first relationship had an outstanding balance of $2.2 million as of December 31, 2025 and was a partially owner-occupied property whose owner passed away unexpectedly causing the business to halt. The second relationship is comprised of three residential multifamily income of producing properties in Washington D.C. (the District) with a combined exposure of $5.3 million at December 31, 2025. The Bank has been granted receivership of these properties and is actively working with the receiver to update the properties and ready them for sale while continuing to collect the housing payments directly from the District. The third relationship had an outstanding balance of $2.1 million at December 31, 2025. The Bank's portion is part of a larger syndicated loan, with the Bank’s portion being 0.31% of the total loan commitment. The borrower is currently under a forbearance agreement, for financial covenant violations and past due payments. The borrower's new management team along with the lead bank continue to work on a restructuring of the business.

Classified loans also include other potential problem loans, defined as performing loans that possess certain risks that management has identified that could result in the loans not being repaid in accordance with their terms. Accordingly, these loans are risk rated at a level of substandard or lower. At December 31, 2025, other potential problem loans totaled $1.6 million.

All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity.

Total past due loans were $16.9 million at December 31, 2025, an increase of $12.4 million, compared to $4.5 million at December 31, 2024. The $12.4 million increase in past due loans primarily reflects a $12.7 million increase in loans 90 or more days past due, partially offset by a $292 thousand decrease in loans 30-89 days past due. Loans 90 or more days past due were concentrated in the commercial real estate loan portfolios and reflected the increase in nonaccrual loans.

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

For real estate loans, upon foreclosure, the properties are recorded at the fair value of the property based on current appraisals and other current market trends, less selling costs. If a write down of the OREO property is necessary at the time of foreclosure, the amount is charged-off against the allowance for credit losses on loans. A review of the recorded property value is performed in conjunction with normal loan reviews, and if market conditions indicate that the recorded value exceeds the fair value, additional write downs of the property value are charged directly to operations. Gains on properties acquired through foreclosure where the fair value less costs to sell exceeds the related loan balance and there have been no prior charge-offs are recorded to current earnings. Loans secured by other assets, such as marine vessels, are recorded in a similar manner when a repossession occurs.

In addition, the Company may, under certain circumstances, modify loans. Modifications made to a loan are considered when a borrower is experiencing financial difficulty and the modification constitutes a concession to the borrower that is not in line with market rates and/or terms. Modified terms are dependent upon the financial position and needs of the individual borrower. Generally, the modifications granted are extensions of terms, deferrals of payments for an extended period or interest rate reductions. There were three commercial real estate loan modifications to one borrower experiencing financial difficulty totaling $5.3 million during the year ended December 31, 2025. These residential multifamily income producing properties are under a receivership agreement and are expected to be ready for sale during 2026. No loans were modified during 2024.

Nonperforming assets and related ratios are detailed in the table below:

	December 31,
	2025	2024
Nonaccrual loans	$14,398	$2,072
Loans past due 90 days and accruing interest	60	—
Other real estate owned and repossessed assets	135	514
Total nonperforming assets	$14,593	$2,586

Allowance for credit losses on loans	$15,320	$15,027

Gross loans	$1,473,077	$1,467,049

Allowance for credit losses on loans to nonperforming assets	105%	581%

Allowance for credit losses on loans to total loans	1.04%	1.02%

Allowance for credit losses on loans to nonaccrual loans	106%	725%

Nonaccrual loans to total loans	0.98%	0.14%

Non-performing assets to period end loans, other real estate owned and repossessed assets	0.99%	0.18%

There were $14.6 million in total non-performing assets at December 31, 2025. This increase of $12.0 million when compared to the December 31, 2024 balance of $2.6 million resulted mostly from the increase in nonaccrual loans.

Nonaccrual loans were $14.4 million at December 31, 2025 and $2.1 million at the end of 2024. The gross amount of interest income that would have been recognized on nonaccrual loans was $672 thousand for 2025 and $81 thousand for 2024. None of this interest income was included in net income for 2025 or 2024.

Included in the nonaccrual balance at December 31, 2025 were 20 loans totaling $14.1 million which were placed on nonaccrual during 2025, including three large relationships which made up $9.6 million of the nonaccrual balance at December 31, 2025 and were discussed above. Four additional commercial relationships totaling $2.7 million were added to nonaccrual status during 2025 reflecting their delinquent payment status and required an allowance for credit losses of $467 thousand based on management's evaluation of the underlying collateral values. In addition, of the $2.1 million nonaccrual balance at December 31, 2024, payoffs totaling $1.6 million were received, $89 thousand was charged off, and three loans totaling $316 thousand remained on nonaccrual status at December 31, 2025.

Management evaluates the financial condition of borrowers in nonaccrual status and the value of any collateral on these loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans. Nonaccrual loans that were individually evaluated for impairment at December 31, 2025 totaled $14.4 million, of which $2.7 million required a specific allocation of $467 thousand to be assigned.

Other real estate owned and repossessed assets decreased from $514 thousand at December 31, 2024 to $135 thousand at December 31, 2025, consisting of repossessed assets. Four marine vessels were repossessed during 2025 and placed into repossessed assets. Sales of repossessed assets during 2025 included three marine vessel repossessed in 2024 and three of the four marine vessels repossessed during 2025. A net loss of $302 thousand and $204 thousand was recognized on the sale of repossessed assets for the twelve months ended December 31, 2025 and 2024, respectively.

There was one real estate property that foreclosed and sold during 2025, compared to no transactions during 2024. The difference between the amount of other real estate owned and the settlement proceeds is recognized as a gain or loss on the sale of other real estate owned. A net loss of $51 thousand was recognized on the sale of other real estate owned during the twelve months ended December 31, 2025.

Allowance for Credit Losses on Loans

The purpose of and the methods for measuring the allowance for credit losses on loans is discussed in the Critical Accounting Policies section above as well as in Note 1 to the Consolidated Financial Statements presented in Item 8, Financial Statements and Supplementary Data, of the this Form 10-K.

The following table presents the activity in the allowance for credit losses on loans and related ratios for the periods indicated:

	Twelve Months Ended
	December 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$15,027	$14,493
Charge-Offs
Construction & secured by farmland	—	(94)
Residential real estate	(31)	(277)
Commercial real estate	(2,771)	(7)
Commercial	(485)	(238)
Marine	(580)	(1,778)
Consumer	(140)	(309)
Other	(139)	(141)
Total charge-off's	(4,146)	(2,844)
Recoveries
Construction & secured by farmland	5	102
Residential real estate	308	347
Commercial real estate	—	162
Commercial	153	67
Marine	—	—
Consumer	46	150
Other	47	25
Total recoveries	559	853
Net charge-off's	(3,587)	(1,991)
Provision for credit losses on loans	3,880	2,525
Balance at end of period	$15,320	$15,027

Net charge-off's to average loans	0.25%	0.14%
Allowance for credit losses on loans as a percentage of gross loans	1.04%	1.02%

Charged-off loans were $4.1 million and $2.8 million for 2025 and 2024, respectively. Recoveries were $559 thousand and $853 thousand for 2025 and 2024, respectively. Net charge-offs were $3.6 million for 2025 and $2.0 million for 2024. The year over year increase in net charge-offs was primarily due to one relationship in the commercial real estate loan portfolio.

A non-owner occupied commercial real estate loan relationship consisting of four residential multifamily income producing properties had a current combined exposure of approximately $5.4 million at December 31, 2025. The largest of the four properties had a corresponding loan balance of $5.9 million at June 30, 2025. This property was offered for sale on July 8, 2025, for $5.7 million with the Bank agreeing to a short sale of $4.8 million, thereby creating a deficiency balance of $1.1 million after consideration of past due taxes and other costs. Due to the unlikelihood of repayment and limited remaining collateral value, the deficiency balance was charge-off in the third quarter of 2025. Combined with write-downs on the other remaining properties, a total of $2.3 million was charged off during 2025 related to this relationship.

Four marine loan relationships had charge-off totaling $580 thousand during 2025 compared to $1.8 million during 2024, which represented six marine relationships. Marine net charge-offs as a percentage to average marine loans outstanding was 0.29% and 0.74%, respectively.

The allowance for credit losses as a percentage of loans was 1.04% and 1.02% at the end of 2025 and 2024, respectively. The increase in the allowance percentage year over year was mostly attributable to the increase in net charge-offs and growth in the portfolio, partially offset by a reduction in the specific reserve. Additionally, the impact of the change in mix of the loan pool balances and associated reserve factors has tempered the level of allowance for credit losses related to loan growth. The ratio of net charge-offs to average loans was 0.25% for 2025 and 0.14% for 2024.

The provision for credit losses for the years ended December 31, 2025 and 2024 was $3.7 million and $2.6 million, respectively. The provision for credit losses in 2025 and 2024 reflected the level of net charge-offs and the specific reserve allocation in addition to loan growth in the portfolio.

The table titled “Allocation of Allowance for Credit Losses on Loans” shows the amount of the allowance for credit losses which is allocated to the indicated loan categories, along with that category’s percentage of total loans, at December 31, 2025 and 2024. The amount of allowance for credit losses allocated to each loan category is based on the amount of delinquent loans in that loan category, the status of nonperforming assets in that loan category, the historical losses for that loan category, the evaluation of qualitative factors impacting the portfolio and the financial condition of certain borrowers whose financial conditional is monitored on a periodic basis. Management believes that the allowance for credit losses is adequate to absorb the current expected losses in the loan portfolio.

Analysis of Allowance for Credit Losses

(dollars in thousands)

	Years Ended December 31,
	2025			2024
	Net charge-offs (recoveries)	Average loans outstanding	Net charge-offs (recoveries) to average loans outstanding	Net charge-offs (recoveries)	Average loans outstanding	Net charge-offs (recoveries) to average loans outstanding
Construction and Farmland	$(5)	$84,528	(0.01)%	$(8)	$89,383	(0.01)%
Residential Real Estate	(277)	354,568	(0.08)%	(70)	367,706	(0.02)%
Commercial Real Estate	2,771	669,204	0.41%	(155)	618,843	(0.03)%
Commercial	332	106,146	0.31%	171	102,818	0.17%
Marine	580	199,327	0.29%	1,778	239,853	0.74%
Consumer	94	26,028	0.36%	159	29,742	0.53%
All Other Loans	92	14,385	0.64%	116	12,539	0.93%
Total	$3,587	$1,454,186	0.25%	$1,991	$1,460,884	0.14%

Allocation of Allowance for Credit Losses on Loans

(dollars in thousands)

	December 31, 2025		December 31, 2024
	Allowance for Credit Losses	Percent of Loans in Category to Total Loans	Allowance for Credit Losses	Percent of Loans in Category to Total Loans
Construction and Farmland	$1,275	5.6%	$2,387	6.5%
Residential Real Estate	3,160	24.2%	2,318	24.8%
Commercial Real Estate	8,163	47.5%	7,251	43.8%
Commercial	1,312	7.7%	1,433	7.6%
Marine	710	12.0%	1,279	14.4%
Consumer	230	2.0%	238	2.1%
All Other Loans	470	1.0%	121	0.8%
Total	$15,320	100%	$15,027	100%

Deposits

Total deposits were $1.61 billion and $1.58 billion at December 31, 2025 and 2024, respectively. This represents an increase of $32.2 million or 2.04% during 2025. 2025 benefited from a higher level of deposits from non interest bearing accounts received during the second quarter primarily related to sales proceeds of two customers' businesses. These balances had mostly been withdrawn at December 31, 2025.

The following table provides the composition of total deposits at December 31, 2025 and December 31, 2024.

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Noninterest bearing demand deposits	$432,171	$406,180	$25,991	6%
NOW accounts	322,687	278,835	43,852	16%
Money market accounts	282,828	269,115	13,713	5%
Regular savings accounts	123,030	131,380	(8,350)	(6)%
Time deposits less than $250,000	262,390	293,864	(31,474)	(11)%
Time deposits $250,000 and more	184,254	195,782	(11,528)	(6)%
Total deposits	$1,607,360	$1,575,156	$32,204	2%
Core deposits	$1,304,733	$1,299,323	5,410	0%
Core deposits as a percent of total deposits	81%	82%
Non-core deposits	$302,627	$275,833	26,794	10%
Non-core deposits as a percent of total deposits	19%	18%

The total increase in deposits was primarily in non-core accounts, which increased $26.8 million while core accounts increased $5.4 million. Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, excluding wholesale or brokered deposits.

In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds also affects the cost of time deposits. Marketing efforts, including rate specials, are utilized to maintain maturing accounts and to acquire new time deposit accounts. At December 31, 2025, over 87% of deposits were fully FDIC insured.

The table titled “Average Deposits and Rates Paid” shows the average deposit balances and average rates paid for 2025 and 2024.

Average Deposits and Rates Paid

(dollars in thousands)

	Years Ended December 31,
	2025		2024
	Amount	Rate	Amount	Rate
Noninterest-bearing	$486,606		$412,646
Interest-bearing:
NOW accounts	300,711	2.21%	259,372	2.35%
Money market accounts	273,390	2.21%	263,960	2.27%
Regular savings accounts	128,007	0.11%	134,893	0.12%
Time deposits:
$250,000 and more	176,777	4.28%	153,398	4.73%
Less than $250,000	292,311	4.03%	276,580	4.47%
Total interest-bearing	$1,171,196	2.75%	$1,088,203	2.93%
Total deposits	$1,657,802		$1,500,849

The table titled “Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater” shows the amount of certificates of deposit of $250,000 and more maturing within the time periods indicated at December 31, 2025. The total amount maturing within one year is $181.2 million, or 98.35%, of the total amount outstanding.

Maturities of Certificates of Deposit and Other Time Deposits of $250,000 and Greater

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2025	$59,007	$59,308	$62,892	$3,047	$184,254	11.46%

The table titled “Certificates of Deposit and Other Time Deposits Otherwise Uninsured" shows the balances of certificates of deposit that were in excess of the FDIC insurance limit at December 31, 2025. The total amount maturing within one year is $121.7 million, or 98.54%, of the total amount outstanding.

Certificates of Deposit and Other Time Deposits Otherwise Uninsured

(dollars in thousands)

	Within Three Months	Three to Six Months	Six to Twelve Months	Over One Year	Total	Percent of Total Deposits
December 31, 2025	$42,257	$35,559	$43,892	$1,797	$123,505	7.68%

CAPITAL RESOURCES

Total shareholders’ equity on December 31, 2025 was $188.9 million, reflecting a percentage of total assets of 10.00% as compared to $119.0 million and 6.38% at December 31, 2024. The $69.9 million increase in shareholders’ equity was primarily due to net proceeds of $53.5 million received from the completion of an underwritten public offering of 1,796,875 shares of its common stock at a public offering price of $32.00 per share. An additional increase of $13.4 million is due to a decrease in unrealized losses on the securities available for sale portfolio largely reflecting the impact of the balance sheet repositioning. This increase in shareholders' equity was further enhanced by a net operating income of $8.2 million and partially offset by $6.1 million in dividends declared for the twelve months ended December 31, 2025. During the twelve months ended December 31, 2025 and 2024, the Company paid dividends of $1.24 and $1.21 per share, respectively. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At December 31, 2025, and 2024, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well capitalized institutions. The bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimum. The bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

The risk-based capital rules require the Bank to comply with the following minimum capital ratios: (i) a common equity Tier 1 capital ratio of 4.5% of risk-weighted assets; (ii) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (iii) a total capital ratio of 8.0% of risk-weighted assets; and (iv) a leverage ratio of 4.0% of total assets. In addition, a capital conservation buffer requirement of 2.5% was effective January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with any ratio (excluding the leverage ratio) above the minimum but below the conservation buffer will face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The capital conservation buffer rule requires the Bank to maintain (i) a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% common equity Tier 1 ratio, effectively resulting in a minimum ratio of common equity Tier 1 to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total capital to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio, effectively resulting in a minimum total capital ratio of 10.5%), and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average assets.

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

The following table summarizes the Bank's regulatory capital and related ratios at December 31, 2025 and December 31, 2024:

Analysis of Bank Capital

(dollars in thousands)

	December 31,
	2025	2024
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	211,730	155,016
Nonmortgage servicing assets	(637)	(326)
Total Tier 1 capital	$222,548	$166,145
Common equity tier 1 capital	$222,548	$166,145
Tier 2 Capital:
Allowable portion of allowance for credit losses and reserve for off-balance sheet commitments	$15,128	$14,493
Total Tier 2 capital	$15,128	$14,493
Total risk-based capital	$237,676	$180,638

Risk weighted assets	$1,530,835	$1,504,960

Capital Ratios:
Common equity Tier 1 capital ratio	14.54%	11.04%
Tier 1 risk-based capital ratio	14.54%	11.04%
Total risk-based capital ratio	15.53%	12.00%
Tier 1 leverage ratio	11.68%	8.79%

Note 15 to the Consolidated Financial Statements provides additional discussion and analysis of regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale, and loans maturing within one year. At December 31, 2025 liquid assets totaled $423.4 million as compared to $335.9 million at December 31, 2024. These amounts represent 24.91% and 19.22% of total liabilities at December 31, 2025 and 2024, respectively. The increase during the year reflects increased cash on hand from Federal Funds Sold as well as an increase in the balance of loans maturing within one year, partially offset by lower levels of deposits with other institutions.

The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, namely federal funds lines of credit, with larger financial institutions as an additional source of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta also provides a source of borrowings with numerous rate and term structures. At December 31, 2025 and 2024, the Company had remaining credit availability in the amounts of $454.1 million and $254.3 million, respectively, with the Federal Home Loan Bank of Atlanta. The Company also had unused lines of credit with financial institutions of $78.0 million at December 31, 2025 and 2024.

The Company pledges available for sale mortgage-backed securities with the Federal Reserve Bank discount window, which while reducing its liquid assets it reinforces its ability to obtain liquidity from the Federal Reserve Bank discount window. At December 31, 2025 the Company had $63.2 million in funds available through the discount window. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

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

Year 1 Net Interest Income Simulation

(dollars in thousands)

	Change in Net Interest Income
Assumed Market Interest Rate Shock	Dollars	Percent Change
-400 BP	$(4,196)	(6.61)%
-300 BP	(2,585)	(4.07)%
-200 BP	(1,499)	(2.36)%
-100 BP	(285)	(0.45)%
+100 BP	(45)	(0.07)%
+200 BP	(418)	(0.66)%
+300 BP	(729)	(1.15)%
+400 BP	(1,057)	(1.67)%

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

Static EVE Change

(dollars in thousands)

	Change in EVE
Assumed Market Interest Rate Shift	Dollars	Percent Change
-400 BP Shock	$(111,475)	(29.55)%
-300 BP Shock	(56,805)	(15.06)%
-200 BP Shock	(27,377)	(7.26)%
-100 BP Shock	(6,561)	(1.74)%
+100 BP Shock	499	0.13%
+200 BP Shock	(6,242)	(1.65)%
+300 BP Shock	(8,702)	(2.31)%
+400 BP Shock	(12,412)	(3.29)%

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Eagle Financial Services, Inc.

Berryville, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eagle Financial Services, Inc. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 16, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Collectively Evaluated for Credit Losses

As further described in Notes 1 and 4 to the financial statements, the allowance for credit losses on loans (“ACLL”) is a valuation allowance that represents management’s best estimate of expected credit losses on loans measured at amortized cost considering available information, from internal and external sources, relevant to assessing collectability over the loans’ contractual terms. Loans which share common risk characteristics are pooled and collectively evaluated by the Company using historical data, as well as assessments of current conditions and reasonable and supportable forecasts of future conditions. The Company’s ACLL related to collectively evaluated loans represented $14.9 million of the total recorded ACLL of $15.3 million as of December 31, 2025. The collectively evaluated ACLL consists of quantitative and qualitative components.

The quantitative component consists of loss estimates derived from the Company’s application of its cohort methodology, which identifies and tracks respective losses generated by specific cohorts (or pools) of loans over their remaining lives. These estimates consider large amounts of data over an extended period of time and require complex calculations as well as management judgment in the selection of the appropriate inputs.

In addition to the quantitative component, the collectively evaluated ACLL also includes a qualitative component which aggregates management’s assessment of available information relevant to assessing collectability that is not captured in the quantitative loss estimation process. Factors considered by management in developing its qualitative estimates include: changes in lending policies and procedures; changes in international, national, regional and local economic conditions; changes in the nature and volume of the portfolio and terms of loans; changes in the experience, depth, and ability of lending management; changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified loans; changes in the quality of the Company’s loan review system; changes in the value of underlying collateral for collateral-dependent loans; the existence and effect of any concentrations of credit and changes in the level of such concentrations; and the effect of other external factors (i.e. competition, legal and regulatory requirements, etc.) on the level of credit losses.

Management exercised significant judgment when estimating the ACLL on collectively evaluated loans. We identified the estimation of the collectively evaluated ACLL as a critical audit matter as auditing the collectively evaluated ACLL involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

How We Addressed the Matter in Our Audit

The primary audit procedures we performed to address this critical audit matter included:

•
Obtaining an understanding, evaluating the design and testing the design and operating effectiveness of the Company’s ACLL internal controls, including management review controls, related to the collectively evaluated ACLL, including the process for selection, implementation and ongoing maintenance of:
•
The model methodology including identification of loan pools, model validation, monitoring, and the completeness and accuracy of key data inputs and assumptions.
•
Qualitative factors, including development and review of the data inputs used as the basis for the allocations and management's review and approval of the reasonableness of the assumptions used to develop the qualitative adjustments.
•
Governance and management review processes.
•
Substantively testing management’s process for measuring the collectively evaluated ACLL, including:
•
Testing the completeness and accuracy of the underlying internal data utilized to prepare the calculation.
•
Evaluating the relevance and reliability of the underlying external data utilized to prepare the calculation.
•
Testing the mathematical accuracy, including the transfer, aggregation, and processing of data and the application of assumptions, used in the ACLL calculation.
•
Evaluating the reasonableness of the significant judgements and assumptions utilized within the ACLL calculation.
•
Developing an independent expectation of relevant qualitative factors, which included consideration of certain alternative assumptions as well as metrics for comparison to the Company’s qualitative ACLL to determine whether this information supported or contradicted the Company’s conclusions.
•
Performed an analysis of the overall allowance for credit loss ratio compared to a relevant peer group.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2015.

Winchester, Virginia

March 16, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors

Eagle Financial Services, Inc.

Berryville, Virginia

Opinion on the Internal Control Over Financial Reporting

We have audited Eagle Financial Services, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the “financial statements”) of the Company and our report dated March 16, 2026 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Yount, Hyde & Barbour, P.C.

Winchester, Virginia

March 16, 2026

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2025 and 2024

(dollars in thousands, except per share amounts)

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks	$13,942	$13,129
Interest-bearing deposits with other institutions	103,984	162,595
Federal funds sold	99,268	17,435
Total cash and cash equivalents	217,194	193,159
Securities available for sale, at fair value	119,543	121,330
Restricted investments	3,786	7,557
Loans held for sale	4,786	2,660
Loans	1,473,077	1,467,049
Allowance for credit losses	(15,320)	(15,027)
Net loans	1,457,757	1,452,022
Bank premises and equipment, net	14,906	14,339
Bank owned life insurance	31,720	30,621
Other assets	38,934	44,527
Total assets	$1,888,626	$1,866,215
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$432,171	$406,180
Savings and interest bearing demand deposits	728,545	679,330
Time deposits	446,644	489,646
Total deposits	$1,607,360	$1,575,156
Federal Home Loan Bank advances, short-term	—	25,000
Federal Home Loan Bank advances, long-term	40,000	95,000
Subordinated debt, net of unamortized issuance costs	29,579	29,512
Other liabilities	22,848	22,560
Total liabilities	$1,699,787	$1,747,228

Commitments and contingencies

Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2025, 5,374,205 including 68,476 shares of unvested restricted stock; issued and outstanding 2024, 3,549,581 including 64,043 shares of unvested restricted stock	13,264	8,714
Surplus	64,720	14,901
Retained earnings	116,115	114,012
Accumulated other comprehensive loss	(5,260)	(18,640)
Total shareholders’ equity	$188,839	$118,987
Total liabilities and shareholders’ equity	$1,888,626	$1,866,215

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2025 and 2024

(dollars in thousands, except per share amounts)

	2025	2024
Interest and Dividend Income
Interest and fees on loans	$82,370	$81,779
Interest and dividends on securities:
Taxable interest income	4,404	2,922
Interest income exempt from federal income taxes	3	16
Dividends	388	630
Interest on deposits in banks	11,605	5,851
Interest on federal funds sold	235	123
Total interest and dividend income	$99,005	$91,321
Interest Expense
Interest on deposits	$32,179	$31,854
Interest on Federal Home Loan Bank advances	2,795	6,823
Interest on subordinated debt	1,417	1,417
Total interest expense	$36,391	$40,094
Net interest income	$62,614	$51,227
Provision For Credit Losses	3,701	2,551
Net interest income after provision for credit losses	$58,913	$48,676
Noninterest Income
Wealth management fees	$7,457	$5,624
Service charges on deposit accounts	2,141	1,936
Other service charges and fees	4,192	4,179
(Loss) gain on the sale and disposal of bank premises and equipment	(19)	3,863
(Loss) on sale of securities	(12,425)	—
Gain on sale of loans	3,375	2,141
Small business investment company income	251	1,357
Bank owned life insurance income	1,099	1,981
Other operating income	812	476
Total noninterest income	$6,883	$21,557
Noninterest Expenses
Salaries and employee benefits	$33,203	$30,059
Occupancy expenses	2,614	2,077
Equipment expenses	1,703	1,657
Advertising and marketing expenses	861	1,038
Stationery and supplies	134	145
ATM network fees	1,345	1,530
Other real estate owned expense	20	—
Loss on other real estate owned	51	—
Loss on sale of repossessed assets	302	204
FDIC assessment	948	1,433
Computer software expense	1,369	1,068
Bank franchise tax	1,524	1,353
Professional fees	2,420	2,065
Data processing fees	2,210	2,418
Loan servicing expense	1,116	1,062
Other operating expenses	6,051	5,223
Total noninterest expenses	$55,871	$51,332
Income before income taxes	$9,925	$18,901
Income Tax Expense	1,711	3,558
Net income	$8,214	$15,343
Earnings Per Share
Net income per common share, basic	$1.59	$4.32
Net income per common share, diluted	$1.59	$4.32

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
Net income	$8,214	$15,343
Other comprehensive income (loss):
Changes in benefit obligations and plan assets for post retirement benefit plans, net of reclassification adjustments, net of deferred income tax of $(2) and $(2) for the years ended December 31, 2025 and 2024, respectively	(8)	(9)
Unrealized gain (loss) on available for sale securities, net of reclassification adjustments, net of deferred income tax expense (benefit) of $3,558 and $(166) for the years ended December 31, 2025 and 2024, respectively	13,388	(625)
Total other comprehensive income (loss)	13,380	(634)
Total comprehensive income	$21,594	$14,709

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2025 and 2024

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
December 31, 2023	$8,660	$14,280	$103,445	$(18,006)	$108,379
Cumulative effect adjustment for adoption of ASU 2023-02			(477)		(477)
Net income			15,343		15,343
Other comprehensive (loss)				(634)	(634)
Restricted stock awards, stock incentive plan (29,426 shares)	74	(74)			—
Stock-based compensation expense		912			912
Repurchase and retirement of common stock (7,868 shares)	(20)	(217)			(237)
Dividends declared ($1.21 per share)			(4,299)		(4,299)
December 31, 2024	$8,714	$14,901	$114,012	$(18,640)	$118,987
Net income			8,214		8,214
Other comprehensive income				13,380	13,380
Issuance of common stock, public offering, net (1,796,875 shares)	4,492	49,009			53,501
Restricted stock awards, stock incentive plan (32,914 shares)	82	(82)			—
Repurchase and retirement of common stock (9,598 shares)	(24)	(324)			(348)
Stock-based compensation expense		1,216			1,216
Dividends declared ($1.24 per share)			(6,111)		(6,111)
December 31, 2025	$13,264	$64,720	$116,115	$(5,260)	$188,839

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
Cash Flows from Operating Activities
Net income	$8,214	$15,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	780	979
Amortization of other assets	338	564
Origination of loans held for sale	(94,898)	(74,216)
Proceeds from sale of loans held for sale	96,162	75,358
Net (gain) on sales of loans	(3,370)	(2,141)
Provision for credit losses	3,701	2,551
(Gain) on sale of portfolio loans	(5)	—
Loss on sale of other real estate owned	51	—
Loss (gain) on the sale and disposal of premises and equipment	19	(3,863)
Loss on the sale of repossessed assets	302	204
Loss on the sale of securities	12,425	—
Amortization of subordinated debt issuance costs	67	67
Stock-based compensation expense	1,216	912
(Accretion) amortization of premiums and discounts on debt securities and loans, net	(670)	258
Bank owned life insurance income	(1,099)	(1,074)
(Gain) on bank-owed life insurance settlement	—	(907)
Deferred tax accrual	221	600
Changes in assets and liabilities:
Decrease in other assets	1,212	2,770
Increase in other liabilities	1,088	1,357
Net cash provided by operating activities	$25,754	$18,762
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$22,662	$20,046
Proceeds from the sale of securities available for sale	86,822	—
Purchases of securities available for sale	(102,654)	(4,983)
Proceeds from the sale of restricted investments	3,815	3,851
Purchase of restricted investments	(44)	(1,840)
Proceeds from bank-owned life insurance settlement	—	935
Proceeds from the sale of bank premises and equipment	40	7,672
Purchases of bank premises and equipment	(1,406)	(1,019)
Proceeds from the sale of other real estate owned	254	—
Proceeds from the sale of repossessed assets	1,422	112
Changes in collateral posted with other financial institutions, net	—	(400)
Proceeds from the sale of portfolio loans	18,772	—
Origination of loans, net of prinicpal collected	(30,156)	(6,964)
Funding of capital commitments related to other investments	(492)	(664)
Net cash (used in) provided by investing activities	$(965)	$16,746
Cash Flows from Financing Activities
Net increase (decrease) in demand deposits, money market and savings accounts	$75,206	$(7,548)
Net (decrease) increase in certificates of deposit	(43,002)	76,382
Net (decrease) increase in short-term Federal Home Loan Bank advances	(25,000)	5,000
(Repayment) of long-term Federal Home Loan Bank advances	(55,000)	(50,000)
Net proceeds from issuance of common stock in public offering	53,501	—
Repurchase and retirement of common stock	(348)	(237)
Cash dividends paid	(6,111)	(4,299)
Net cash (used in) provided by financing activities	$(754)	$19,298
Increase in cash and cash equivalents	$24,035	$54,806
Cash and Cash Equivalents
Beginning	193,159	138,353
Ending	$217,194	$193,159
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$37,233	$40,142
Income taxes	$2,014	$80
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized gain (loss) on securities available for sale	$16,946	$(791)
Minimum postretirement liability adjustment	$(10)	$(11)
Real estate and repossessed assets acquired in settlement of loans	$1,651	$525
Lease liabilities arising from right-of-use assets	$773	$5,466

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

Loans Held for Sale

Mortgage loans originated with the intent to sell in the secondary market are classified as loans held for sale and carried at the lower of cost or fair value as determined by commitments from investors. Mortgage loans that are sold in the secondary market are sold servicing released. The Company may also classify other loans as loans held for sale as part of its ongoing portfolio management strategies. Such other loans are generally not originated with the intent to sell. Once a decision is made to sell loans not previously classified as held for sale, such loans are transferred into the held-for-sale classification and carried at the lower of cost or fair value. In 2025, the Company sold non-mortgage loans totaling $21.8 million and mortgage loans totaling $18.8 million as part of its portfolio management strategies that were previously classified as held for investment. Gains and losses on sales of loans are recorded based on the differential between the sales proceeds and carrying value of the underlying loans.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the charge-offs, unearned discounts, any deferred fees or costs on originated loans, and the allowance for credit losses. The Company has elected to exclude accrued interest receivable from the amortized cost basis. Accrued interest totaled $4.6 million and $4.8 million at December 31, 2025 and 2024, and is included in the other assets line item in the Consolidated Balance Sheets.

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

Troubled Loan Modifications

A loan that has been modified is considered a troubled loan modification when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. If both of these criteria are met, then the modification is considered a troubled loan modification and subject to enhanced disclosure requirements. Troubled loan modifications include principal forgiveness, an interest rate reduction, an other-than-insignificant payment delay, or a term extension (or a combination thereof). Modified terms are dependent upon the financial position and needs of the individual borrower. Generally, the modifications granted are extensions of terms, deferrals of payments for an extended period or interest rate reductions. If a loan was accruing prior to being modified and if the Company concludes that the borrower is able to make such payments, and there are no other factors or circumstances that would cause it to conclude otherwise, the loan will remain on accrual status. If a loan was on non-accrual status at the time of the modification, the loan will remain on non-accrual status following the modification and may be returned to accrual status based on the policy for returning loans to accrual status as noted above.

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

Marine Lending

The Bank’s marine loan portfolio is comprised of retail loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The Company expects to hold the retained outstanding loans until they are ultimately repaid.

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

Allowance for Credit Losses on Unfunded Commitments

The Company records a reserve, reported in other liabilities, for expected credit losses on commitments to extend credit that are not unconditionally cancelable by the Company. The reserve for unfunded commitments is measured based on the principles utilized in estimating the allowance for credit losses on loans and an estimate of the amount of unfunded commitments expected to be advanced. Changes in the reserve for unfunded commitments are recorded through the provision for credit losses. The reserve totaled $326 thousand and $505 thousand at December 31, 2025 and 2024, respectively. The Company reduced the provision by $179 thousand during the twelve months ended December 31, 2025 and recorded an increase of $26 thousand during the twelve months ended December 31, 2024.

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

Reclassifications

Certain reclassifications have been made to the 2024 financial statements to conform to reporting for 2025. The results of the reclassifications are not considered material and had no effect on prior years' net income or shareholders' equity.

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

	Twelve Months Ended
	December 31,
	2025	2024
Average number of common shares outstanding	5,178,488	3,553,919
Effect of dilutive common stock	—	—
Average number of common shares outstanding used to calculate diluted earnings per share	5,178,488	3,553,919

There were no potentially dilutive securities outstanding in 2025 or 2024.

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

Stock Repurchase Program

On June 18, 2025, the Board of Directors of the Company re-authorized the purchase of up to 150,000 shares of the Company’s common stock for repurchase under its Stock Repurchase Program ("the Program"). The Program expires on June 30, 2026 ("the Purchase Period"). During 2025, the Company purchased 9,598 shares of its common stock under the Program at an average price of $36.25. During 2024, the Company purchased 7,868 shares of its common stock under the Program at an average price of $30.08. At December 31, 2025 the maximum number of shares that may yet be purchased during the Purchase Period is 149,182.

Recent Accounting Pronouncements and Other Authoritative Guidance

Recently Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU') 2023-09, "Income Taxes (Topic 740), Improvements to Income Tax Disclosures." The amendments in this ASU require an entity to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold, which is greater than five percent of the amount computed by multiplying pretax income by the entity's applicable statutory rate, on an annual basis. Additionally, the amendments in this ASU require an entity to disclose the amount of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions that are equal to or greater than five percent of total income taxes paid (net of refunds received). Lastly, the amendments in this ASU require an entity to disclose income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. This ASU was effective for the Company on January 1, 2025 and is presented in its annual financial statements on Form 10-K for the year ended December 31, 2025. The disclosures are presented on a prospective basis, with the option to apply retrospectively. There was no material impact on the Company's consolidated financial statements upon adoption of ASU 2023-09.

Pending Adoption

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The amendments in this ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas: 1) similar risk assessment for cash flow hedges, 2) hedging forecasted interest payments on choose-your-rate debt instruments, 3) cash flow hedges of nonfinancial forecasted transactions, 4) net written options as hedging instruments, and 5) foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge). This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after November 25, 2025. The Company does not expect the adoption of ASU 2025-09 to have a material impact on its consolidated financial statements.

In November 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this ASU expand the population of acquired financial assets accounted for using the gross-up approach. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets. This ASU is effective for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. If an entity adopts this ASU in an interim reporting period, it should apply it as of the beginning of that interim reporting period or the beginning of the annual reporting period that includes that interim reporting period. The Company does not expect the adoption of ASU 2025-08 to have a material impact on its consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

NOTE 2. Securities

Amortized costs and fair values of securities available for sale at December 31, 2025 and 2024 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	December 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,458	$2	$(16)	$7,444
U.S. treasury securities	9,999	2	—	10,001
Mortgage-backed securities	81,492	480	(6,843)	75,129
Collateralized mortgage obligations	22,498	84	(87)	22,495
Subordinated debt	4,750	—	(276)	4,474
	$126,197	$568	$(7,222)	$119,543

	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$8,198	$—	$(530)	$7,668
Mortgage-backed securities	127,061	—	(22,094)	104,967
Obligations of states and political subdivisions	4,920	—	(275)	4,645
Subordinated debt	4,750	—	(700)	4,050
	$144,929	$—	$(23,599)	$121,330

The Company has elected to exclude accrued interest receivable, totaling $669 thousand and $350 thousand at December 31, 2025, and 2024 respectively from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at December 31, 2025, and 2024 was $1.4 million and $5.0 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets.

In March 2025, balance sheet repositioning transactions were executed. The Bank sold available for sale securities with an amortized cost balance of $99.2 million and reinvested $66.0 million into purchases of available for sale securities. The sale of securities resulted in a net realized pre-tax loss of $12.4 million recognized during the twelve months ended December 31, 2025. There were no sales of available for sale securities during the twelve months ended December 31, 2024.

The following table summarizes amounts related to the sale of available for sale securities:

For the Twelve Months Ended
December 31, 2025
(in thousands)
Proceeds from sales	86,822

Gross realized gains	—
Gross realized losses	(12,425)
Net realized losses on securities	$(12,425)

The amortized cost and estimated fair value of securities at December 31, 2025, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,999	$10,001
Due after one year through five years	14,256	14,323
Due after five years through ten years	18,266	18,127
Due after ten years	83,676	77,092
	$126,197	$119,543

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2025 and 2024 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,503	$16	$—	$—	$5,503	$16
Mortgage-backed securities	—	—	29,508	6,843	29,508	6,843
Collateralized mortgage obligations	7,116	87	—	—	7,116	87
Subordinated debt	973	28	3,002	248	3,975	276
	$13,592	$131	$32,510	$7,091	$46,102	$7,222

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2024
	(in thousands)
Obligations of U.S. government corporations and agencies	$—	$—	$7,668	$530	$7,668	$530
Mortgage-backed securities	—	—	104,967	22,094	104,967	22,094
Obligations of states and political subdivisions	—	—	4,645	275	4,645	275
Subordinated debt	—	—	3,550	700	3,550	700
	$—	$—	$120,830	$23,599	$120,830	$23,599

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 39 and 101 debt securities with a fair value below the amortized cost basis, totaling $46.1 million and $120.8 million of aggregate fair value as of December 31, 2025 and 2024 respectively. The Company concluded that a credit loss does not exist in its securities portfolio at December 31, 2025 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) as of December 31, 2025, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having carrying values of $4.0 million, $3.0 million and $90.4 million at December 31, 2025 were pledged as security for trust accounts, a deposit relationship and for borrowing capacity at the Federal Reserve Bank discount window, respectively.

The composition of restricted investments at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	3,302	7,073
Community Bankers’ Bank Stock	140	140
	$3,786	$7,557

NOTE 3. Loans

The composition of loans at December 31, 2025 and 2024 was as follows:

	December 31,
	2025	2024
	(in thousands)
Mortgage loans on real estate:
Construction and & Secured by Farmland	$82,336	$95,200
HELOCs	58,640	50,646
Residential First Lien - Investor	107,307	105,910
Residential First Lien - Owner Occupied	178,807	194,065
Residential Junior Liens	10,724	11,184
Commercial - Owner Occupied	298,853	272,236
Commercial - Non-Owner Occupied & Multifamily	398,926	367,680
Commercial and industrial loans:
SBA PPP loans	4	28
Other commercial and industrial loans	113,220	110,315
Marine loans	175,639	210,095
Consumer loans	28,742	31,017
Overdrafts	318	309
Other loans	13,946	11,911
Total loans	$1,467,462	$1,460,596
Net deferred loan costs and premiums	5,615	6,453
Allowance for credit losses	(15,320)	(15,027)
	$1,457,757	$1,452,022

At December 31, 2025 and 2024, the Company was servicing loans totaling $40.5 million and $20.9 million, respectively, for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $637 thousand and $326 thousand at December 31, 2025 and 2024, respectively, which are recorded in other assets in the Consolidated Balance Sheets.

NOTE 4. Allowance for Credit Losses on Loans

Changes in the allowance for credit losses for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(in thousands)
Balance, beginning	$15,027	$14,493
Provision charged to operating expense	3,880	2,525
Recoveries added to the allowance	559	853
Credit losses charged to the allowance	(4,146)	(2,844)
Balance, ending	$15,320	$15,027

Past due and nonaccrual loans by class at December 31, 2025 were as follows:

	December 31, 2025
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$428	$428	$81,908	$82,336	$—
HELOCs	112	—	160	272	58,368	58,640	—
Residential First Lien - Investor	—	391	98	489	106,818	107,307	—
Residential First Lien - Owner Occupied	467	85	24	576	178,231	178,807	—
Residential Junior Liens	57	—	—	57	10,667	10,724	—
Commercial - Owner Occupied	—	—	4,738	4,738	294,115	298,853	—
Commercial - Non-Owner Occupied & Multifamily	1,913	—	5,348	7,261	391,665	398,926	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	4	4	—
Other commercial and industrial loans	240	363	2,311	2,914	110,306	113,220	—
Marine loans	—	—	—	—	175,639	175,639	—
Consumer loans	128	9	60	197	28,545	28,742	60
Overdrafts	—	—	—	—	318	318	—
Other loans	—	—	—	—	13,946	13,946	—
Total	$2,917	$848	$13,167	$16,932	$1,450,530	$1,467,462	$60

	December 31, 2025
	(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccruals with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$428	$—	$428
HELOCs	160	—	160
Residential First Lien - Investor	98	—	98
Residential First Lien - Owner Occupied	494	—	494
Residential Junior Liens	—	—	—
Commercial - Owner Occupied	2,894	1,844	4,738
Commercial - Non-Owner Occupied & Multifamily	5,348	—	5,348
Commercial and industrial loans:
SBA PPP loans	—	—	—
Other commercial and industrial loans	2,253	879	3,132
Marine loans	—	—	—
Consumer loans	—	—	—
Overdrafts	—	—	—
Other loans	—	—	—
Total	$11,675	$2,723	$14,398

Past due and nonaccrual loans by class at December 31, 2024 were as follows:

	December 31, 2024
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$—	$95,200	$95,200	$—
HELOCs	21	—	—	21	50,625	50,646	—
Residential First Lien - Investor	—	98	—	98	105,812	105,910	—
Residential First Lien - Owner Occupied	—	28	247	275	193,790	194,065	—
Residential Junior Liens	13	—	—	13	11,171	11,184	—
Commercial - Owner Occupied	2,212	—	—	2,212	270,024	272,236	—
Commercial - Non-Owner Occupied & Multifamily	—	—	—	—	367,680	367,680	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	28	28	—
Other commercial and industrial loans	922	84	80	1,086	109,229	110,315	—
Marine loans	—	—	—	—	210,095	210,095	—
Consumer loans	673	6	138	817	30,200	31,017	—
Overdrafts	—	—	—	—	309	309	—
Other loans	—	—	—	—	11,911	11,911	—
Total	$3,841	$216	$465	$4,522	$1,456,074	$1,460,596	$—

	December 31, 2024
	(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccruals with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—
HELOCs	—	—	—
Residential First Lien - Investor	—	—	—
Residential First Lien - Owner Occupied	347	—	347
Residential Junior Liens	—	—	—
Commercial - Owner Occupied	739	—	739
Commercial - Non-Owner Occupied & Multifamily	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—
Other commercial and industrial loans	—	903	903
Marine loans	—	—	—
Consumer loans	83	—	83
Overdrafts	—	—	—
Other loans	—	—	—
Total	$1,169	$903	$2,072

Allowance for credit losses by segment as of and for the years ended December 31, 2025 and December 31, 2024 were as follows:

	December 31, 2025
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & Multi Family	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Charge-Offs	—	(31)	(2,771)	(485)	(580)	(140)	(139)	—	(4,146)
Recoveries	5	308	—	153	—	46	47	—	559
Provision	(1,117)	565	3,683	211	11	86	441	—	3,880
Ending balance	$1,275	$3,160	$8,163	$1,312	$710	$230	$470	$—	$15,320
Ending balance: Individually evaluated	$—	$—	$49	$418	$—	$—	$—	$—	$467
Ending balance: collectively evaluated	$1,275	$3,160	$8,114	$894	$710	$230	$470	$—	$14,853
Loans:
Ending balance	$82,336	$355,478	$697,779	$113,224	$175,639	$28,742	$14,264	$—	$1,467,462
Ending balance individually evaluated	$428	$728	$10,086	$3,113	$—	$—	$—	$—	$14,355
Ending balance collectively evaluated	$81,908	$354,750	$687,693	$110,111	$175,639	$28,742	$14,264	$—	$1,453,107

	December 31, 2024
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & Multi Family	Commercial	Marine	Consumer	All Other Loans	Unallocated	Total
Allowance for credit losses:
Beginning Balance	$772	$4,725	$6,224	$1,027	$1,153	$198	$394	$—	$14,493
Charge-Offs	(94)	(277)	(7)	(238)	(1,778)	(309)	(141)	—	(2,844)
Recoveries	102	347	162	67	—	150	25	—	853
Provision	1,607	(2,477)	872	577	1,904	199	(157)	—	2,525
Ending balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$—	$15,027
Ending balance: Individually evaluated	$—	$—	$—	$248	$—	$—	$—	$—	$248
Ending balance: collectively evaluated	$2,387	$2,318	$7,251	$1,185	$1,279	$238	$121	$—	$14,779
Loans:
Ending balance	$95,200	$361,805	$639,916	$110,343	$210,095	$31,017	$12,220	$—	$1,460,596
Ending balance individually evaluated	$—	$318	$739	$908	$—	$83	$—	$—	$2,048
Ending balance collectively evaluated	$95,200	$361,487	$639,177	$109,435	$210,095	$30,934	$12,220	$—	$1,458,548

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	December 31, 2025			December 31, 2024
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$428	$—	$428	$—	$—	$—
HELOCs	160	—	160	—	—	—
Residential First Lien - Investor	98	—	98	—	—	—
Residential First Lien - Owner Occupied	470	—	470	318	—	318
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	4,738	—	4,738	739	—	739
Commercial - Non-Owner Occupied & Multifamily	5,348	—	5,348	—	—	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	—	3,113	3,113	—	908	908
Marine loans	—	—	—	—	—	—
Consumer loans	—	—	—	83	—	83
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$11,242	$3,113	$14,355	$1,140	$908	$2,048

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the year ended December 31, 2025.

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

Credit quality information by class at December 31, 2025 was as follows:

December 31, 2025
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$17,680	$37,736	$6,684	$6,158	$3,089	$6,643	$1,144	$308	$79,442
Special Mention	1,788	655	—	—	—	—	—	—	2,443
Classified	—	—	428	—	—	23	—	—	451
Total	$19,468	$38,391	$7,112	$6,158	$3,089	$6,666	$1,144	$308	$82,336
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$58,439	$—	$58,439
Special Mention	—	—	—	—	—	—	41	—	41
Classified	—	—	—	—	—	—	160	—	160
Total	$—	$—	$—	$—	$—	$—	$58,640	$—	$58,640
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$31	$—	$31
Residential First Lien - Investor
Pass	$19,774	$6,261	$10,174	$15,545	$23,908	$25,060	$—	$900	$101,622
Special Mention	—	—	685	—	3,025	925	—	—	4,635
Classified	—	952	—	98	—	—	—	—	1,050
Total	$19,774	$7,213	$10,859	$15,643	$26,933	$25,985	$—	$900	$107,307
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$13,144	$18,396	$47,588	$28,716	$21,399	$45,468	$—	$250	$174,961
Special Mention	—	41	277	—	—	2,784	—	—	3,102
Classified	—	—	—	—	—	744	—	—	744
Total	$13,144	$18,437	$47,865	$28,716	$21,399	$48,996	$—	$250	$178,807
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$1,763	$628	$1,547	$1,843	$2,541	$2,028	$—	$161	$10,511
Special Mention	—	—	149	—	—	64	—	—	213
Classified	—	—	—	—	—	—	—	—	—
Total	$1,763	$628	$1,696	$1,843	$2,541	$2,092	$—	$161	$10,724
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$36,319	$24,619	$46,689	$69,524	$25,728	$61,040	$3,046	$2,736	$269,701
Special Mention	—	1,371	920	3,336	5,879	12,908	—	—	24,414
Classified	—	1,844	699	—	2,195	—	—	—	4,738
Total	$36,319	$27,834	$48,308	$72,860	$33,802	$73,948	$3,046	$2,736	$298,853
Current period gross charge-offs	$—	$468	$37	$—	$8	$—	$—	$—	$513
Commercial - Non-Owner Occupied & Multifamily
Pass	$68,609	$25,254	$53,637	$72,478	$48,985	$94,990	$7,909	$4,838	$376,700
Special Mention	—	271	2,053	4,153	3,728	6,673	—	—	16,878
Classified	—	—	—	1,132	4,216	—	—	—	5,348
Total	$68,609	$25,525	$55,690	$77,763	$56,929	$101,663	$7,909	$4,838	$398,926
Current period gross charge-offs	$1,184	$—	$—	$257	$817	$—	$—	$—	$2,258
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$—	$4	$—	$—	$—	$4
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$4	$—	$—	$—	$4

December 31, 2025
	Term Loan Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$23,186	$15,740	$6,112	$9,317	$4,531	$4,746	$41,305	$2,125	$107,062
Special Mention	—	2,802	—	—	—	216	—	8	3,026
Classified	48	113	1,725	461	19	—	766	—	3,132
Total	$23,234	$18,655	$7,837	$9,778	$4,550	$4,962	$42,071	$2,133	$113,220
Current period gross charge-offs	$—	$96	$184	$85	$—	$—	$120	$—	$485
Marine loans
Pass	$—	$—	$60,223	$92,924	$22,191	$301	$—	$—	$175,639
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$60,223	$92,924	$22,191	$301	$—	$—	$175,639
Current period gross charge-offs	$—	$—	$314	$266	$—	$—	$—	$—	$580
Consumer loans
Pass	$2,237	$1,643	$1,072	$9,713	$4,665	$7,525	$1,870	$—	$28,725
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	17	—	17
Total	$2,237	$1,643	$1,072	$9,713	$4,665	$7,525	$1,887	$—	$28,742
Current period gross charge-offs	$—	$6	$30	$2	$6	$8	$88	$—	$140
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	318	—	—	—	—	—	—	—	318
Total	$318	$—	$—	$—	$—	$—	$—	$—	$318
Current period gross charge-offs	$139	$—	$—	$—	$—	$—	$—	$—	$139
Other loans
Pass	$4,250	$—	$40	$7,515	$—	$2,102	$39	$—	$13,946
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$4,250	$—	$40	$7,515	$—	$2,102	$39	$—	$13,946
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$186,962	$130,277	$233,766	$313,733	$157,041	$249,903	$113,752	$11,318	$1,396,752
Special Mention	1,788	5,140	4,084	7,489	12,632	23,570	41	8	54,752
Classified	366	2,909	2,852	1,691	6,430	767	943	—	15,958
Total	$189,116	$138,326	$240,702	$322,913	$176,103	$274,240	$114,736	$11,326	$1,467,462
Total current period gross charge-offs	$1,323	$570	$565	$610	$831	$8	$239	$—	$4,146

Credit quality information by class at December 31, 2024 was as follows:

December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$33,338	$25,777	$13,722	$3,830	$4,758	$3,908	$3,055	$—	$88,388
Special Mention	—	6,781	—	—	—	—	—	—	6,781
Classified	—	—	—	—	—	31	—	—	31
Total	$33,338	$32,558	$13,722	$3,830	$4,758	$3,939	$3,055	$—	$95,200
Current period gross charge-offs	$—	$—	$—	$—	$—	$94			$94
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$50,454	$—	$50,454
Special Mention	—	—	—	—	—	—	192	—	192
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$50,646	$—	$50,646
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$14	$—	$14
Residential First Lien - Investor
Pass	$7,567	$15,074	$18,816	$27,722	$10,729	$21,201	$—	$559	$101,668
Special Mention	—	696	370	1,053	—	295	—	—	2,414
Classified	—	—	—	—	—	—	—	1,828	1,828
Total	$7,567	$15,770	$19,186	$28,775	$10,729	$21,496	$—	$2,387	$105,910
Current period gross charge-offs	$—	$—	$—	$150	$—	$—	$—	$—	$150
Residential First Lien - Owner Occupied
Pass	$25,982	$57,230	$33,257	$22,387	$33,514	$19,438	$—	$387	$192,195
Special Mention	45	623	—	—	—	592	—	—	1,260
Classified	—	—	—	—	—	610	—	—	610
Total	$26,027	$57,853	$33,257	$22,387	$33,514	$20,640	$—	$387	$194,065
Current period gross charge-offs	$—	$—	$—	$—	$—	$103	$—	$—	$103
Residential Junior Liens
Pass	$991	$2,191	$2,484	$2,942	$555	$1,762	$—	$175	$11,100
Special Mention	—	—	—	—	70	—	—	—	70
Classified	—	—	—	—	—	—	—	14	14
Total	$991	$2,191	$2,484	$2,942	$625	$1,762	$—	$189	$11,184
Current period gross charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Commercial - Owner Occupied
Pass	$29,892	$32,228	$75,213	$36,558	$21,827	$45,648	$2,623	$2,856	$246,845
Special Mention	—	364	3,995	5,523	—	14,770	—	—	24,652
Classified	—	—	—	739	—	—	—	—	739
Total	$29,892	$32,592	$79,208	$42,820	$21,827	$60,418	$2,623	$2,856	$272,236
Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7
Commercial - Non-Owner Occupied & Multifamily
Pass	$28,275	$43,596	$106,921	$55,945	$65,561	$44,949	$5,397	$5,834	$356,478
Special Mention	—	—	1,384	7,584	1,446	788	—	—	11,202
Classified	—	—	—	—	—	—	—	—	—
Total	$28,275	$43,596	$108,305	$63,529	$67,007	$45,737	$5,397	$5,834	$367,680
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
SBA PPP loans
Pass	$—	$—	$—	$28	$—	$—	$—	$—	$28
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$28	$—	$—	$—	$—	$28

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial and industrial loans
Pass	$28,978	$8,605	$17,187	$4,512	$3,324	$3,614	$37,618	$2,064	$105,902
Special Mention	411	1,095	—	1,915	—	3	—	86	3,510
Classified	—	903	—	—	—	—	—	—	903
Total	$29,389	$10,603	$17,187	$6,427	$3,324	$3,617	$37,618	$2,150	$110,315
Current period gross charge-offs	$—	$32	$8	$—	$63	$—	$135	$—	$238
Marine loans
Pass	$—	$68,970	$110,481	$30,011	$633	$—	$—	$—	$210,095
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$68,970	$110,481	$30,011	$633	$—	$—	$—	$210,095
Current period gross charge-offs	$—	$1,371	$199	$208	$—	$—	$—	$—	$1,778
Consumer loans
Pass	$2,700	$1,987	$10,787	$5,274	$7,221	$1,117	$1,834	$13	$30,933
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	84	—	—	—	—	84
Total	$2,700	$1,987	$10,787	$5,358	$7,221	$1,117	$1,834	$13	$31,017
Current period gross charge-offs	$—	$13	$4	$47	$167	$—	$78	$—	$309
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	309	—	—	—	—	—	—	—	309
Total	$309	$—	$—	$—	$—	$—	$—	$—	$309
Current period gross charge-offs	$141	$—	$—	$—	$—	$—	$—	$—	$141
Other loans
Pass	$—	$54	$9,500	$—	$—	$2,281	$76	$—	$11,911
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$54	$9,500	$—	$—	$2,281	$76	$—	$11,911
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$157,723	$255,712	$398,368	$189,209	$148,122	$143,918	$101,057	$11,888	$1,405,997
Special Mention	456	9,559	5,749	16,075	1,516	16,448	192	86	50,081
Classified	309	903	—	823	—	641	—	1,842	4,518
Total	$158,488	$266,174	$404,117	$206,107	$149,638	$161,007	$101,249	$13,816	$1,460,596
Total current period gross charge-offs	$141	$1,416	$211	$405	$230	$214	$227	$—	$2,844

NOTE 5. Restructurings for Borrowers Experiencing Financial Difficulty

A loan that has been modified is considered a troubled loan modification when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows. There were no loans modified during the twelve months ended December 31, 2024. The following table presents the amortized cost of loans that were modified during the twelve months ended December 31, 2025 by loan portfolio segment and type of modification. The percentage of the amortized cost basis of loans that were modified as compared to the amortized cost basis of each loan portfolio is also presented below:

	Twelve Months Ended
	December 31, 2025
	(dollars in thousands)
	Collateral Dependent Foreclosure	Total	% of Total Class of Loans
Mortgage real estate loans:
Commercial - Non-Owner Occupied & Multifamily	$5,348	$5,348	1.34%
Total	$5,348	$5,348

The modified loan balance at December 31, 2025 represents one customer relationship comprised of three residential multifamily income producing properties in Washington D.C. (the District), and the Bank has been granted receivership of these properties. The Bank is actively working with the receiver to update the properties and ready them for sale while continuing to collect the housing payments directly from the District. These loans are on nonaccrual status, are 90 or more days past due and have been written down to their current estimated values.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the twelve months ended December 31, 2024 and were modified in the twelve months prior to that default. Management defines default as over 30 days contractually past due under the modified terms, the foreclosure and/or repossession of the collateral, or the charge-off of the loan.

NOTE 6. Bank Premises and Equipment, Net

The major classes of bank premises and equipment and the total accumulated depreciation at December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
	(in thousands)
Land	$6,119	$6,119
Buildings and improvements	14,662	13,671
Furniture and equipment	9,651	9,967
	$30,432	$29,757
Less accumulated depreciation	15,526	15,418
Bank premises and equipment, net	$14,906	$14,339

Depreciation expense on buildings and improvements was $372 thousand and $504 thousand for the years ended 2025 and 2024, respectively. Depreciation expense on furniture and equipment was $408 thousand and $475 thousand for the years ended 2025 and 2024, respectively.

NOTE 7. Deposits

The composition of deposits at December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025	December 31, 2024
	(in thousands)
Noninterest bearing demand deposits	$432,171	$406,180
Savings and interest bearing demand deposits:
NOW accounts	$322,687	$278,835
Money market accounts	282,828	269,115
Regular savings accounts	123,030	131,380
Total savings and interest bearing demand deposits	$728,545	$679,330
Time deposits:
Balances of less than $250,000	$262,390	$293,864
Balances of $250,000 or greater	184,254	195,782
Total time deposits	$446,644	$489,646
Total deposits	$1,607,360	$1,575,156

Savings and interest bearing demand deposits included $138.2 million and $152.0 million in reciprocal deposits at December 31, 2025 and 2024, respectively. Time deposits with balances of less than $250,000 included $30.0 million in brokered certificates of deposit at both December 31, 2025 and 2024.

The outstanding balance of time deposits at December 31, 2025 was due as follows:

December 31, 2025
(in thousands)
2026	$427,704
2027	12,437
2028	3,291
2029	1,526
2030	1,548
Thereafter	138
$446,644

Deposit overdrafts reclassified as loans totaled $318 thousand and $309 thousand at December 31, 2025 and 2024, respectively.

NOTE 8. Borrowings

The Company has access to borrowings in the form of federal funds purchased, Federal Home Loan Bank of Atlanta ("FHLB") advances and subordinated notes.

The following table presents selected information on short-term borrowings for the years ended December 31, 2025 and 2024, which consisted of FHLB advances.

	December 31,
	2025	2024
	(dollars in thousands)
Balance at year-end	$—	$25,000
Average balance during the year	$12,178	$6,418
Average interest rate during the year	4.72%	4.65%
Maximum month-end balance during the year	$65,000	$25,000

The Company's long-term borrowings with the FHLB were $40.0 million and $95.0 million at December 31, 2025 and 2024, respectively. The interest rate on the $40 million long-term borrowings with the FHLB is 4.83% and is due in 2026.

Federal fund lines of credit are extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. The line of credit amount is determined by the creditworthiness of the Bank and, in particular, its regulatory capital ratios, which are discussed in Note 15. Federal funds purchased generally mature each business day. At December 31, 2025 these available lines totaled $78.0 million.

At December 31, 2025, the Company had collateral valued at $84.2 million pledged at the Federal Reserve Bank of Richmond ("FRB") discount window, of which 75%, or $63.2 million is available for short-term liquidity needs. Discount window credit is available for as long as 90 days, prepayable and renewable on a daily basis, priced relative to the Federal Open Market Committee's target range for the federal funds rate.

The Company had $85.5 million in irrevocable letters of credit at December 31, 2025 with the FHLB to secure public deposits.

As of December 31, 2025, Company had remaining credit availability in the amount of $454.1 million with the FHLB. This line may be utilized for short and/or long-term borrowing. Advances on the line are secured by all of the Company’s eligible first lien residential real estate loans on one-to-four-unit, single-family dwellings; multi-family dwellings; home equity lines of credit; and commercial real estate loans. The amount of the available credit is limited to a percentage of the estimated market value of the loans as determined periodically by the FHLB. The amount of the available credit is also limited to 20% of total Bank assets.

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the "Notes").

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35% with interest during the period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $421 thousand and $488 thousand at December 31, 2025 and 2024, respectively.

NOTE 9. Income Taxes

The Company files income tax returns with the United States of America, the Commonwealth of Virginia, West Virginia, Maryland, Florida, and North Carolina. With few exceptions, the Company is no longer subject to federal, state, or local income tax examinations for years prior to 2022.

The net deferred tax asset at December 31, 2025 and 2024 consisted of the following components:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Allowance for credit losses	$3,299	$3,156
Reserve for unfunded commitments	70	106
Share-based compensation	341	306
Accrued postretirement benefits	23	21
Home equity origination costs	99	95
Nonaccrual interest	148	20
Lease liabilities	2,120	2,054
Credit carryforward	682	1,033
Securities available for sale	1,397	4,956
Total deferred tax assets	$8,179	$11,747
Deferred tax liabilities:
Property and equipment	$805	$709
Right-of-use assets	2,032	1,988
Loan servicing rights	137	68
Total deferred tax liabilities	$2,974	$2,765
Net deferred tax asset	$5,205	$8,982

The Company has not recorded a valuation allowance for deferred tax assets because management believes that it is more likely than not that they will be ultimately realized.

Pretax income from continuing operations was as follows for the year ended December 31, 2025:

December 31,
2025
(in thousands)
Domestic	$9,925
Foreign	—
Total	$9,925

Income tax expense from continuing operations for the years ended December 31, 2025 and 2024 consisted of the following components:

	December 31,
	2025	2024
	(in thousands)
Current tax expense
Federal	$1,313	$2,824
State
Maryland	121	127
Other States	56	7
Foreign[1]	—
Deferred tax accrual (benefit)
Federal	298	600
State
Maryland	(52)	—
Other States	(25)	—
Foreign[1]	—
Total	$1,711	$3,558
(1)
Disclosure of foreign tax is required for 2025 as a result of the adoption of ASU 2023-09, on a prospective basis.

The following tables reconcile income tax expense to the statutory federal corporate income tax amount, which was calculated by applying the federal corporate income tax rate to pre-tax income for the years ended December 31, 2025 and 2024:

	2025
	Amount	Percent
	(dollars in thousands)
Federal statutory income tax	$2,084	21.0%
Effect of:
State income taxes, net of federal effect [1]	(22)	-0.22%
Foreign tax effects	—	0.00%
Tax credits:
Qualified affordable housing projects	10	0.10%
Rehabilitation programs	(27)	-0.28%
Nontaxable or nondeductible items:
Tax-exempt interest income	(77)	-0.78%
Officer insurance income	(234)	-2.36%
Other, net	(23)	-0.23%
Effective tax rate	$1,711	17.23%

(1)
State taxes in Maryland made up the majority (greater than 50 percent of the tax effect in this category).

December 31, 2024
(in thousands)
Federal statutory income tax	$3,969
Effect of:
Tax-exempt interest income	(78)
Officer insurance income	(404)
Net tax credits	(53)
Other, net	124
Total	$3,558

The effective tax rates were 17.23% and 18.82% for the years ended December 31, 2025 and 2024, respectively, which were impacted by the recognition of tax-exempt life insurance income, tax-exempt interest income, qualified rehabilitation credits, and affordable housing credits. Qualified affordable housing project investments are further discussed in Note 25 to the Consolidated Financial Statements.

Income taxes paid during the year ended December 31, 2025 were as follows:

December 31,
2025
(in thousands)
Federal	$1,853
State and Local:
Maryland	131
Other	30
Total	$2,014

Income taxes paid during the year ended December 31, 2024 totaled $80 thousand.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restriction period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which cliff vest based on meeting performance measures over a three year period. Certain non-executive officers have also been granted restricted shares which vest over a three year service period.

The following table presents the activity for restricted stock awards for the years ended December 31, 2025 and 2024:

	Twelve Months Ended
	December 31,
	2025		2024
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	64,043	$32.02	56,914	$35.06
Granted	39,545	36.40	41,940	30.00
Vested	(32,914)	33.09	(29,426)	34.40
Forfeited	(2,198)	34.53	(5,385)	35.38
Nonvested, end of period	68,476	$33.96	64,043	$32.02

The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. Compensation expense was $1.2 million and $912 thousand during December 31, 2025 and 2024, respectively. The total grant date fair value of restricted stock which vested was $1.1 million and $1.0 million for the years ended December 31, 2025 and 2024, respectively. The total vest date fair value of restricted stock which vested was $1.2 million and $883 thousand for the years ended December 31, 2025 and 2024, respectively. Unrecognized compensation cost related to unvested restricted stock was $730 thousand at December 31, 2025. This amount is expected to be recognized over a weighted average period of 1.75 years. The Company's policy is to recognize forfeitures as they occur.

NOTE 11. Employee Benefits

The Company sponsors a 401(k) savings plan under which eligible employees may defer a portion of salary on a pretax basis, subject to certain IRS limits. The Company matches 50 percent of employee contributions, on a maximum of six percent of salary deferred. The 401(k) plan includes a non-elective safe-harbor employer contribution and an age-weighted employer contribution. Qualifying employees receive non-elective safe-harbor contributions equal to three percent of their salary. Company match and safe-harbor contributions are contributed each pay period. Qualifying employees will receive an additional annual contribution based on their age and years of service. The percentage of salary for the age-weighted contribution increases on both factors, age and years of service, with a minimum of one percent of salary and a maximum of ten percent of salary. Contributions under the plan amounted to $2.4 million and $2.2 million in 2025 and 2024, respectively.

The Company has established an Executive Supplemental Income Plan for certain key employees. Benefits are to be paid in monthly installments following retirement or death. The agreement provides that if employment is terminated for reasons other than death or disability prior to age 65, the amount of benefits could be reduced or forfeited. The executive supplemental income benefit liability was $0 and $4 thousand at December 31, 2025 and 2024, respectively. The executive supplemental income benefit expense, based on the present value of the retirement benefits, was $19 thousand in 2025 and $27 thousand in 2024. The plan is unfunded; however, life insurance has been acquired on the lives of these employees in amounts sufficient to discharge the plan’s obligations.

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

The Bank was required to maintain a total compensating balance on deposit with two correspondent banks in the amount of $250 thousand at December 31, 2025 and 2024.

See Note 18 with respect to financial instruments with off-balance-sheet risk.

NOTE 13. Leases

The Company leases certain office properties and equipment used in its operations in the normal course of business. Leases greater than 12 months in duration are recorded in the consolidated balance sheets at the lease commencement date and are classified as either operating or finance leases based on the Company's assessment of the underlying agreement. During the first quarter of 2025, the Company entered into a long-term lease with the intention of establishing a full-service branch in McLean, Virginia and moving the Tysons loan production office into the new location, which opened in September 2025. The new lease replaced an expiring lease and resulted in the initial recognition of a right-of-use asset and lease liability of $773 thousand.

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

The Company’s five long-term lease agreements are classified as operating leases. These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised. These lease agreements do not provide for residual value guarantee and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations. Right-of-use assets and lease liabilities are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets.

The following tables present information about the Company’s leases:

(dollars in thousands)
	December 31, 2025	December 31, 2024
Lease liabilities	$9,845	$9,779
Right-of-use assets	$9,438	$9,645
Weighted average remaining lease term	12 years	12 years
Weighted average discount rate	4.25%	4.16%

	Twelve Months Ended
Lease Cost	December 31, 2025	December 31, 2024
Operating lease cost	$1,215	$528
Short-term lease cost	14	14
Total lease cost	$1,229	$542

Cash paid for amounts included in the measurement of lease liabilities	$1,068	$480

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	December 31, 2025
Twelve months ending December 31, 2026	$1,022
Twelve months ending December 31, 2027	1,035
Twelve months ending December 31, 2028	1,058
Twelve months ending December 31, 2029	1,083
Twelve months ending December 31, 2030	1,135
Thereafter	7,428
Total undiscounted cash flows	$12,761
Discount	(2,916)
Lease liabilities	$9,845

NOTE 14. Transactions with Directors and Officers

The Bank grants loans to and accepts deposits from its directors, principal officers and related parties of such persons during the ordinary course of business as presented in the following table during the twelve months ended December 31, 2025 and 2024:

	December 31,
	2025	2024
	(in thousands)
Balance, beginning	$5,650	$4,981
New loans	3,901	1,396
Repayments	(2,414)	(727)
Balance, ending	$7,137	$5,650

The aggregate balance of deposits from directors, principal officers and their related parties was $7.0 million and $7.4 million at December 31, 2025 and 2024, respectively.

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

At December 31, 2025, and 2024, management believes the Bank met all capital adequacy requirements to which it was subject. Additionally, at December 31, 2025, the most recent notification from the Federal Reserve categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The following table presents the Bank’s actual capital amounts and ratios at December 31, 2025 and 2024:

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(dollars in thousands)
December 31, 2025
Common Equity Tier 1 Capital to Risk Weighted Assets	$222,548	14.54%	$68,888	4.50%	$99,505	6.50%
Total Capital to Risk Weighted Assets	237,676	15.53%	122,468	8.00%	153,084	10.00%
Tier 1 Capital to Risk Weighted Assets	222,548	14.54%	91,851	6.00%	122,468	8.00%
Tier 1 Capital to Average Assets	222,548	11.68%	76,246	4.00%	95,308	5.00%

December 31, 2024
Common Equity Tier 1 Capital to Risk Weighted Assets	$166,145	11.04%	$67,723	4.50%	$97,822	6.50%
Total Capital to Risk Weighted Assets	180,638	12.00%	120,397	8.00%	150,496	10.00%
Tier 1 Capital to Risk Weighted Assets	166,145	11.04%	90,298	6.00%	120,397	8.00%
Tier 1 Capital to Average Assets	166,145	8.79%	75,568	4.00%	94,460	5.00%

In addition to the minimum regulatory capital required for capital adequacy purposes under the risk-based capital framework, financial institutions also required to maintain a minimum capital conservation buffer of greater than 2.5% in order to avoid restrictions on capital distributions and other payments. At December 31, 2025 and 2024, the Bank's capital levels exceeded the minimum regulatory capital requirements plus the capital conservation buffer.

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

At December 31, 2025, the Bank’s retained earnings available for the payment of dividends to the Company was $28.4 million. Accordingly, $189.0 million of the Company’s equity in the net assets of the Bank was restricted at December 31, 2025. Funds available for loans or advances by the Bank to the Company amounted to $23.8 million at December 31, 2025.

NOTE 17. Dividend Investment Plan

The Company has a Dividend Investment Plan, which allows participants’ dividends to purchase additional shares of common stock at its fair market value on each dividend record date. Shares of common stock purchased through the Plan can be purchased at a price equal to the market price of the shares. No changes have been made to the operation of the dividend reinvestment features of the Plan during 2025 and 2024.

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

The Company’s exposure to credit losses is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. Unfunded loan commitments that are not unconditionally cancelable by the Company are measured for expected credit losses under ASC 326. At December 31, 2025 and 2024, the unfunded loan commitments reserve balance totaled $326 thousand and $505 thousand, respectively.

At December 31, 2025 and 2024, the following financial instruments were outstanding whose contract amounts represent credit risk:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Commitments to extend credit	$61,774	$32,793
Unfunded commitments under lines of credit	207,005	196,903
Commercial and standby letters of credit	4,073	2,602

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

Commercial and standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. These letters of credit are primarily issued to support public and private borrowing arrangements. Essentially all letters of credit issued have expiration dates within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in granting loans to customers. The Bank holds collateral supporting these commitments if it is deemed necessary. Collateralized outstanding letters of credit totaled $3.9 million and $2.5 million at December 31, 2025 and 2024, respectively.

The Bank has cash accounts in other commercial banks. The amount on deposit in these banks at December 31, 2025 exceeded the insurance limits of the Federal Deposit Insurance Corporation by $20.3 million.

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

Income from Fiduciary Activities

Trust asset management fee income is primarily comprised of fees earned from the management and administration of trusts and other customer assets. The Company’s performance obligation is generally satisfied over time and the resulting fees are recognized monthly, based upon the month-end market value of the assets under management and the applicable fee rate. Payment is generally received a few days after month end through a direct charge to customers’ accounts. Estate management fees are based upon the size of the estate. Revenue for estate management fees are recorded periodically, according to a fee schedule and are based on the services that have been provided. The Company does not earn performance-based incentives on customer products sold. Optional services such as real estate sales and tax return preparation services are also available to existing trust and asset management customers. The Company’s performance obligation for these transactional-based services is generally satisfied, and related revenue recognized, at a point in time (i.e., as incurred). Payment is received shortly after services are rendered.

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

Other Service Charges and Fees

The majority of the Company’s noninterest income is derived from short term contracts associated with services provided for other ancillary services such as ATM fees, safe deposit box fees and loan servicing fees. The Company’s performance obligations on revenue generated from these ancillary services are generally satisfied immediately, when the transaction occurs, or by month-end. Typically, the duration of a contract does not extend beyond the services performed. Due to the short duration of most customer contracts which generate these sources of noninterest income, no significant judgments must be made in the determination of the amount and timing of revenue recognized. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment. Since the rentals and renewals occur fairly consistently, revenue is recognized on a basis consistent with the duration of the performance obligation.

The Company earns interchange fees from credit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized no less than monthly.

Noninterest income and the related amounts that are from contracts with customers within the scope of ASC 606 disaggregated by major source, for the years ended December 31, 2025 and 2024 consisted of the following:

	December 31, 2025		December 31, 2024
	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
	(in thousands)
Noninterest income:
Wealth management fees
Trust asset management fees	$6,049	$6,049	$4,333	$4,333
Brokerage commissions	1,408	1,408	1,291	1,291
Service charges on deposit accounts
Overdrawn account fees	1,624	1,624	1,500	1,500
Monthly and other service charges	517	517	436	436
Other service charges and fees:
Interchange fees	3,537	3,537	3,402	3,402
ATM fees	397	397	361	361
Other charges and fees	258	305	416	440
(Loss) gain on the sale and disposal of bank premises and equipment	(19)	(19)	3,863	3,863
(Loss) on sale of securities	(12,425)	—	—	—
Gain on sale of loans	3,375	—	2,141	—
Small business investment company income	251	—	1,357	—
Bank owned life insurance income	1,099	—	1,981	—
Other operating income	812	493	476	406
Total noninterest income	$6,883	$14,311	$21,557	$16,032

(1)
As reported in the Audited Consolidated Statements of Income.

(2) Revenue from contracts with customers in scope of ASC 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2025 and December 31, 2024, the Company did not have any significant contract balances.

NOTE 20. Quarterly Condensed Statements of Income - Unaudited

The Company’s quarterly net income, net income per common share and dividends per common share during 2025 and 2024 are summarized as follows:

	2025
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$23,502	$24,815	$25,933	$24,755
Net interest income after provision for credit losses	12,103	15,030	16,087	15,693
Noninterest (loss) income	(8,554)	4,917	5,165	5,355
Noninterest expenses	12,589	13,399	14,344	15,539
(Loss) income before income taxes	(9,040)	6,548	6,908	5,509
Net (loss) income	(6,974)	5,270	5,584	4,334
Net (loss) income per common share, basic	(1.53)	0.98	1.04	0.81
Net (loss) income per common share, diluted	(1.53)	0.98	1.04	0.81
Dividends per common share	0.31	0.31	0.31	0.31

	2024
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
Total interest and dividend income	$21,903	$21,738	$23,686	$23,994
Net interest income after provision for credit losses	11,940	11,975	11,613	13,148
Noninterest income	3,480	4,305	5,251	8,521
Noninterest expenses	12,377	12,510	12,890	13,555
Income before income taxes	3,043	3,770	3,974	8,114
Net income	2,548	3,185	3,424	6,186
Net income per common share, basic	0.72	0.89	0.97	1.74
Net income per common share, diluted	0.72	0.89	0.97	1.74
Dividends per common share	0.30	0.30	0.30	0.31

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at December 31, 2025 and December 31, 2024:

		Fair Value Measurements at
		December 31, 2025
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,444	$—	$7,444	$—
U.S. treasury notes	10,001	—	10,001	—
Mortgage-backed securities	75,129	—	75,129	—
Collateralized mortgage obligations	22,495	—	22,495	—
Subordinated debt	4,474	—	3,974	500
Derivative:
Interest rate swaps on loans	1,030	—	1,030	—
Total assets at fair value	$120,573	$—	$120,073	$500
Liabilities:
Interest rate swaps on loans	$1,030		$1,030	$—
Fair value swap	75		75	—
Total liabilities at fair value	$1,105	$—	$1,105	$—

		Fair Value Measurements at
		December 31, 2024
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,668	$—	$7,668	$—
Mortgage-backed securities	104,967	—	104,967	—
Obligations of states and political subdivisions	4,645	—	4,645	—
Subordinated debt	4,050	—	4,050	—
Derivative:
Interest rate swaps on loans	1,466	—	1,466	—
Fair value swap	93	—	93	—
Total assets at fair value	$122,889	$—	$122,889	$—
Liabilities:
Interest rate swaps on loans	$1,466	$—	$1,466	$—
Total liabilities at fair value	$1,466	$—	$1,466	$—

The table below presents a reconciliation for all assets measured at fair value on a recurring basis classified as Level 3 for the year ended December 31, 2025:

Subordinated Debt Securities AFS
2025
(in thousands)
Balance of recurring Level 3 assets at January 1	—
Total gains (losses) included in net income	—
Total gains (losses) included in OCI	—
Purchases	500
Sales	—
Issuances	—
Settlements	—
Transfer into Level 3	—
Transfer out of Level 3	—
Balance of recurring Level 3 assets at December 31	500

Level 3 securities at December 31, 2025 consisted of one newly issued corporate subordinated debt security for which no pricing information was available and therefore priced at book value. There were no assets measured at fair value on a recurring basis classified as Level 3 for the year ended December 31, 2024.

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. At December 31, 2025, there were four collateral-dependent relationships totaling $2.7 million, which were individually evaluated and carried at a fair value of $2.3 million. Three relationships represent five commercial business loans collateralized by equipment and one relationship is collateralized by commercial real estate. At December 31, 2024 there were two collateral-dependent relationships totaling $908 thousand, which were individually evaluated and are being carried at fair value of $659 thousand.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses on loans. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value component in its valuation follows the provisions of GAAP. The Company held no other real estate owned at December 31, 2025 and December 31, 2024.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held $135 thousand and $514 thousand at December 31, 2025 and December 31, 2024, respectively, consisting of marine vessels. Repossessed assets are included in other assets in the Consolidated Balance Sheets.

Loans Held for Sale: Loans held for sale are carried at the lower of cost or fair value. These loans consisted of one-to-four family residential loans originated for sale in the secondary market at December 31, 2025. Fair value is based on prices the secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale at December 31, 2025 and December 31, 2024.

The following tables summarize the Company’s financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at December 31, 2025 and 2024:

		Carrying value at
		December 31, 2025
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral dependent individually evaluated loans	$2,256	$—	$—	$2,256
Nonfinancial Assets:
Repossessed assets	$135	—	—	$135

		Carrying value at
		December 31, 2024
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Impaired loans	$659	$—	$—	$659
Nonfinancial Assets:
Reposessed assets	$514	$—	$—	$514

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial assets measured at fair value on a nonrecurring basis at December 31, 2025 and 2024:

Quantitative information about Level 3 Fair Value Measurements
December 31, 2025
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	6% - 40%	9%
Repossessed assets	Offer value	Selling cost	10%	10%

	December 31, 2024
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	16%	16%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1)
Weighted based on the relative fair values of the specific items measured at fair value.

The carrying amount and fair value of the Company’s financial instruments at December 31, 2025 and 2024 were as follows:

		Fair Value Measurements at
		December 31, 2025
		Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
	(in thousands)
Financial Assets:
Cash and short-term investments	$217,194	$217,194	$—	$—	$217,194
Securities available for sale	119,543	—	119,043	500	119,543
Restricted Investments	3,786	—	3,786	—	3,786
Loans held for sale	4,786	—	4,786	—	4,786
Loans, net	1,457,757	—	—	1,390,948	1,390,948
Bank owned life insurance	31,720	—	31,720	—	31,720
Accrued interest receivable	5,287	—	5,287	—	5,287
Derivative assets	1,030	—	1,030	—	1,030
Financial Liabilities:
Deposits	$1,607,360	$—	$1,607,995	$—	$1,607,995
Federal Home Loan Bank advances, long-term	40,000	—	40,080	—	40,080
Subordinated debt	29,579	—	27,106	—	27,106
Accrued interest payable	1,339	—	1,339	—	1,339
Derivative liabilities	1,105	—	1,105	—	1,105

		Fair Value Measurements at
		December 31, 2024
		Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)	December 31, 2024
	(in thousands)
Financial Assets:
Cash and short-term investments	$193,159	$193,159	$—	$—	$193,159
Securities available for sale	121,330	—	121,330	—	121,330
Restricted Investments	7,557	—	7,557	—	7,557
Loans held for sale	2,660		2,660		2,660
Loans, net	1,452,022	—	—	1,358,734	1,358,734
Bank owned life insurance	30,621	—	30,621	—	30,621
Accrued interest receivable	5,149	—	5,149	—	5,149
Derivative assets	1,559	—	1,559	—	1,559
Financial Liabilities:
Deposits	$1,575,156	$—	$1,575,743	$—	$1,575,743
Federal Home Loan Bank advances, short-term	25,000	—	25,006	—	25,006
Federal Home Loan Bank advances, long-term	95,000	—	95,242	—	95,242
Subordinated debt	29,512	—	26,148	—	26,148
Accrued interest payable	2,249	—	2,249	—	2,249
Derivative liabilities	1,466	—	1,466	—	1,466

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

Changes to accumulated other comprehensive (loss) by components are shown in the following tables for the years ended December 31, 2025 and 2024:

	Twelve Months Ended
	December 31,
	2025			2024
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)
January 1	$(18,645)	$5	$(18,640)	$(18,020)	$14	$(18,006)
Other comprehensive income (loss) before reclassifications	29,371	(10)	29,361	(791)	(11)	(802)
Reclassifications of realized losses into earnings	(12,425)	—	(12,425)	—	—	—
Tax effect of current period changes	(3,558)	2	(3,556)	166	2	168
Current period changes net of taxes	13,388	(8)	13,380	(625)	(9)	(634)
December 31	$(5,257)	$(3)	$(5,260)	$(18,645)	$5	$(18,640)

For the year ended December 31, 2025, the reclassification out of accumulated other comprehensive loss represents the realized loss on the sale of available for sale securities, which appears as loss on the sale of securities in the Consolidated Statements of Income. The tax benefit related to this reclassification was $2.6 million and was included in income tax expense in the Consolidated Statements of Income. For the year ended December 31, 2024, there were no reclassifications out of accumulated other comprehensive loss.

NOTE 23. Condensed Financial Information – Parent Company Only

The following tables present parent company only condensed financial statements of the Company, reflecting the investment in the Bank on the equity basis of accounting. The Statements of Changes in Shareholders' Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders' Equity and are therefore not presented.

Balance Sheets

December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
Assets
Cash held in subsidiary bank	$393	$1,509
Investment in subsidiary	217,435	146,851
Other assets	928	477
Total assets	$218,756	$148,837
Liabilities and Shareholders’ Equity
Subordinated debt	$29,579	$29,512
Other liabilities	338	338
Total liabilities	$29,917	$29,850
Shareholders’ Equity
Common stock	$13,264	$8,714
Surplus	64,720	14,901
Retained earnings	116,115	114,012
Accumulated other comprehensive (loss)	(5,260)	(18,640)
Total shareholders’ equity	$188,839	$118,987
Total liabilities and shareholders’ equity	$218,756	$148,837

Statements of Income

Years Ended December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
Income
Dividends from subsidiary bank	$—	$5,000
Total income	$—	$5,000
Expenses
Interest expense on subordinated debt	$1,417	$1,417
Other operating expenses	497	432
Total expenses	$1,914	$1,849
Income before income (benefit) tax and equity in undistributed earnings of subsidiary bank	$(1,914)	$3,151
Income Tax (Benefit)	(424)	(361)
(Loss) income before equity in undistributed earnings of subsidiary bank	$(1,490)	$3,512
Equity in Undistributed Net Income of Subsidiary Bank	9,704	11,831
Net income	$8,214	$15,343
Comprehensive income	$21,594	$14,709

Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(dollars in thousands)

	2025	2024
Cash Flows from Operating Activities
Net Income	$8,214	$15,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Stock-based compensation expense	1,216	912
Undistributed earnings of subsidiary bank	(9,704)	(11,831)
Amortization of debt issuance costs	67	67
Changes in assets and liabilities:
(Increase) decrease in other assets	(451)	429
Net cash (used in) provided by operating activities	$(658)	$4,920
Cash Flows from Investing Activities
Capital contribution to bank subsidiary	$(47,500)	$—
Net cash (used in) investing activities	$(47,500)	$—
Cash Flows from Financing Activities
Cash dividends paid	(6,111)	(4,299)
Net proceeds from issuance of common stock in public offering	53,501	—
Retirement of common stock	(348)	(237)
Net cash provided by (used in) financing activities	$47,042	$(4,536)
(Decrease) increase in cash	$(1,116)	$384
Cash
Beginning	$1,509	$1,125
Ending	$393	$1,509

NOTE 24. Other Real Estate Owned & Repossessed Assets

The following table is a summary of other real estate owned ("OREO") and repossessed asset activity for the twelve months ended December 31, 2025 and 2024.

	For the Year Ended		For the Year Ended
	December 31, 2025		December 31, 2024
	Other Real Estate Owned	Repossessed Assets	Other Real Estate Owned	Repossessed Assets
	(in thousands)
Balance, beginning	$—	$514	$—	$304
Transfer from loans	305	1,346	—	525
Sales proceeds	(254)	(1,422)	—	(111)
Loss on sales	(51)	(252)	—	(204)
Valuation adjustments	—	(51)	—	—
Balance, ending	$—	$135	$—	$514

The classifications of OREO and repossessed assets in the consolidated balance sheets at December 31, 2025 and 2024 were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Other Real Estate Owned:
Construction and Farmland	$—	$—
Residential Real Estate	—	—
Commercial Real Estate	—	—
Less valuation allowance	—	—
Other Real Estate Subtotal	$—	$—
Repossessed Assets:
Marine Vessels	$186	$514
Less valuation allowance	51	—
Repossessed Asset Subtotal	$135	$514
Total	$135	$514

There were no real estate loans in the process of foreclosure at December 31, 2025 and December 31, 2024.

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

At December 31, 2025 and 2024, the balance of the investments for qualified affordable housing projects was $977 thousand and $1.3 million, respectively. These balances are reflected in Other assets on the Consolidated Balance Sheets. There were no unfunded commitments related to the Company's qualified affordable housing projects at December 31, 2025 and 2024.

During the twelve months ended December 31, 2025 and 2024, the Company recognized amortization expense of $269 thousand and $295 thousand. Amortization expense was included within income tax expense on the Consolidated Statements of Income.

Total estimated credits to be received during 2025 are $275 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during 2025 and 2024 were $275 thousand and $304 thousand, respectively.

NOTE 26. Derivatives

The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. Derivative contracts that are not designated in a qualifying hedging relationships include customer accommodation loan swaps.

On August 15, 2024, the Company executed a 2-year, 3.862% pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $35.0 million. The Company receives a variable rate equal to daily secured overnight financing rate ("SOFR"). This swap will terminate on August 15, 2026. The Company designated the fair value swap under the portfolio layer method ("PLM"). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments are made to record the swap at fair value as either an other asset or other liability on the Consolidated Balance Sheets, with changes in fair value recognized in net loans. The carrying value of the fair value swap on the Consolidated Balance Sheets is also adjusted through loan interest income, based on changes in the fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset at December 31, 2025 and 2024.

	December 31, 2025		December 31, 2024
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$35,105	$105	$34,916	$(84)

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. As of December 31, 2025 and 2024, the amortized cost basis of the closed portfolio used in this hedging relationship was $473.3 million and $506.4 million, respectively, and the cumulative basis adjustment associated with this hedging relationship was $105 thousand and $(84) thousand, respectively. At December 31, 2025 and 2024, the amount of the designated hedged item was $35.0 million.

The following table summarizes the effect of the fair value hedging relationship recognized in the consolidated statements of income for the twelve months ended December 31, 2025 and 2024.

	Twelve Months Ended
	December 31,
	2025	2024
	(in thousands)
Hedged asset	$136	$132
Fair value derivative designated as hedging instrument	21	9
Total gain recognized in the consolidated statement of income within interest and fees on loans	$157	$141

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

The following tables summarize key elements of the Company's derivative instruments at December 31, 2025 and 2024.

	December 31, 2025
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$75

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,980	$643	$387
Matched interest rate swaps with counterparty	40,980	387	643

	December 31, 2024
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$93	$—

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$44,203	$276	$1,190
Matched interest rate swaps with counterparty	44,203	1,190	276

NOTE 27. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management.

The community banking segment offers a wide range of retail and commercial banking services in the form of loan and deposit products. Revenues consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. During the first quarter of 2025 the Company executed a balance sheet repositioning of its investment securities portfolio, selling available for sale securities with an amortized cost balance of $99.2 million resulting in a net realized pre-tax loss of $12.4 million and reinvesting $66.0 million into purchases of available for sale securities. For the year ended December 31, 2024, non-interest community banking revenue included a realized pre-tax gain of $3.9 million due to the sale of the Company's operating center and branch building in a sales-leaseback transaction.

Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine vessel retail loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The balance of the marine loan portfolio, which constitutes a significant portion of the Company's assets, revenues, and earnings, totaled $175.6 million at December 31, 2025 and $210.1 million at December 31, 2024. This balance will continue to decline as the loans are repaid.

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

The following table provides income and asset information as of and for the twelve months ended December 31, 2025 and 2024, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income.

	Twelve Months Ended
	December 31, 2025
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$88,757	$10,248	$—	$—	$—	$99,005
Interest Expense	30,943	4,031	—	1,417	—	36,391
Net Interest Income (Expense)	57,814	6,217	—	(1,417)	—	62,614
Gain on sales of loans	3,375	—	—	—	—	3,375
(Loss) on the sale of securities	(12,425)	—	—	—	—	(12,425)
Other noninterest income	8,305	—	7,628	—	—	15,933
Net Revenue	57,069	6,217	7,628	(1,417)	—	69,497
Provision for credit losses	3,690	11	—	—	—	3,701
Salaries and employee benefits	30,829	—	2,269	105	—	33,203
Occupancy expenses	2,526	—	88	—	—	2,614
Professional fees	2,026	26	—	368	—	2,420
Data processing fees	2,127	—	83	—	—	2,210
Other noninterest expense	14,166	407	827	24	—	15,424
Total Noninterest Expenses	51,674	433	3,267	497	—	55,871
Income (loss) before taxes	1,705	5,773	4,361	(1,914)	—	9,925
Income tax expense (benefit)	7	1,212	916	(424)	—	1,711
Net Income (loss)	$1,698	$4,561	$3,445	$(1,490)	$—	$8,214

Other data:
Capital expenditures	$1,380	$—	$26	$—	$—	$1,406
Depreciation and amortization	987	—	131	67	—	1,185

	Twelve Months Ended
	December 31, 2024
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$78,805	$12,516	$—	$—	$—	$91,321
Interest Expense	33,049	5,628	—	1,417	—	40,094
Net Interest Income (Expense)	45,756	6,888	—	(1,417)	—	51,227
Gain on sales of loans	2,141	—	—	—	—	2,141
Other noninterest income	13,792	—	5,624	—	—	19,416
Net Revenue	61,689	6,888	5,624	(1,417)	—	72,784
Provision for credit losses	2,403	148	—	—	—	2,551
Salaries and employee benefits	28,224	—	1,734	101	—	30,059
Occupancy expenses	1,987	—	90	—	—	2,077
Professional fees	1,723	25	—	317	—	2,065
Data processing fees	2,399	—	19	—	—	2,418
Other noninterest expense	13,115	604	980	14	—	14,713
Total Noninterest Expenses	47,448	629	2,823	432	—	51,332
Income (loss) before taxes	11,838	6,111	2,801	(1,849)	—	18,901
Income tax expense (benefit)	2,048	1,283	588	(361)	—	3,558
Net Income (loss)	$9,790	$4,828	$2,213	$(1,488)	$—	$15,343

Other data:
Capital expenditures	$1,017	$—	$2	$—	$—	$1,019

Depreciation and amortization	1,349	—	127	67	—	1,543

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at December 31, 2025	$1,705,394	$181,062	$849	$1,321	$—	$1,888,626
Total assets at December 31, 2024	1,645,219	218,055	955	1,986	—	1,866,215

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its internal control over financial reporting as of December 31, 2025, using the 2013 Internal Control – Integrated Framework issued by COSO. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded as of December 31, 2025, the Company’s internal control over financial reporting is adequate and effective and meets the criteria of the Internal Control – Integrated Framework.

Management’s assessment did not determine any material weaknesses within the Company’s internal control structure. There were no changes in the Company’s internal control over financial reporting during the Company’s quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm ID: 613), the independent registered public accounting firm who also audited the Company's consolidated financial statements included in this Annual Report on Form 10-K.Yount, Hyde & Barbour, P.C.'s attestation report on the Company's internal control over financial reporting appears in Item 8., Financial Statements and Supplementary Data, in this Annual Report on Form 10-K.

Item 9B. Other Information

During the fiscal quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

None.

PART III

Item 10. Directors, Executives Officers and Corporate Governance

The information required by Part III, Item 10 is incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be held May 19, 2026.

The Company has adopted a Code of Conduct and Ethics Policy that applies to the Company’s directors, officers and employees and that includes insider trading policies and procedures that govern the purchase, sale, and/or other transactions in the Company’s securities. A copy of the Company’s Code of Conduct and Ethics Policy is filed as Exhibit 14.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

The information required by Part III, Item 11 is incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be held May 19, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Part III, Item 12 is incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be held May 19, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Part III, Item 13 is incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be held May 19, 2026.

Item 14. Principal Accounting Fees and Services

The information required by Part III, Item 14 is incorporated herein by reference to the Proxy Statement for the 2026 Annual Meeting of Shareholders to be held May 19, 2026.

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

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 20, 2021).

4.1	Description of Securities (incorporated herein by reference to Exhibit 4.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed March 13, 2020).

4.2	Form of 4.50% Fixed to Floating Rate Subordinated Note due April 1, 2032 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed April 5, 2022).

10.1	Description of Executive Supplemental Income Plan (incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996).*

10.2	Amended and Restated Employment Agreement of Brandon C. Lorey (incorporated by reference to Exhibit 10.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).*

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

14.1	Eagle Financial Services, Inc. Code of Conduct and Ethics Policy.

21.1	Subsidiary of the Company.

23.1	Consent of Yount, Hyde & Barbour, P.C.

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Eagle Financial Services, Inc. Clawback Policy (incorporated herein by reference to Exhibit 97 to the Company's Annual Report on Form 10-K filed on March 31, 2025).

101

The following materials from the Eagle Financial Service, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Shareholders Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (included with Exhibit 101).

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
Brandon C. Lorey
President and Chief Executive Officer

Date: March 16, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2026.

Signature	Title

/s/ BRANDON C. LOREY	President, Chief Executive Officer, and Director (principal executive officer)
Brandon C. Lorey

/s/ KATHLEEN J. CHAPPELL	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Kathleen J. Chappell

/s/ CARY C. NELSON	Chair of the Board and Director
Cary C. Nelson

/s/ SCOTT M. HAMBERGER	Vice Chair of the Board and Director
Scott M. Hamberger

/s/ SUSAN D. DAVIES	Director
Susan D. Davies

/s/ MARY BRUCE GLAIZE	Director
Mary Bruce Glaize

/s/ EDWARD HILL, III	Director
Edward Hill, III

/s/ TATIANA C. MATTHEWS	Director
Tatiana C. Matthews

/s/ JOHN R. MILLESON	Director
John R. Milleson

/s/ DOUGLAS C. RINKER	Director
Douglas C. Rinker

/s/ KARTHIK SHYAMSUNDER	Director
Karthik Shyamsunder

/s/ ROBERT W. SMALLEY JR.	Director
Robert W. Smalley Jr.

/s/ JOHN D. STOKELY, JR.	Director
John D. Stokely, Jr.

/s/ BRIAN T. STROSSER	Director
Brian T. Strosser