Form 10-Q
period 2026-03-31
EAGLE FINANCIAL SERVICES INC
filed 2026-05-11
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of May 6, 2026 was 5,412,376.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)	*
Assets
Cash and due from banks	$14,500	$13,942
Interest-bearing deposits with other institutions	94,974	103,984
Federal funds sold	80,293	99,268
Total cash and cash equivalents	$189,767	$217,194
Securities available for sale, at fair value, amortized cost of $122,916 and $126,197, respectively	115,370	119,543
Restricted investments, at cost	1,875	3,786
Loans held for sale	5,214	4,786
Loans	1,458,859	1,473,077
Allowance for credit losses	(17,326)	(15,320)
Net Loans	$1,441,533	$1,457,757
Bank premises and equipment, net	14,911	14,906
Bank owned life insurance	32,004	31,720
Other assets	37,686	38,934
Total assets	$1,838,360	$1,888,626
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$455,107	$432,171
Savings and interest bearing demand deposits	728,322	728,545
Time deposits	414,790	446,644
Total deposits	$1,598,219	$1,607,360
Federal Home Loan Bank advances, long-term	—	40,000
Subordinated debt, net of unamortized issuance costs	29,596	29,579
Other liabilities	20,219	22,848
Total liabilities	$1,648,034	$1,699,787
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2026, 5,412,376 including 87,673 shares of unvested restricted stock; issued and outstanding 2025, 5,374,205 including 68,476 shares of unvested restricted stock	13,311	13,264
Surplus	64,802	64,720
Retained earnings	118,178	116,115
Accumulated other comprehensive loss	(5,965)	(5,260)
Total shareholders’ equity	$190,326	$188,839
Total liabilities and shareholders’ equity	$1,838,360	$1,888,626

See Notes to Consolidated Financial Statements

* Derived from the consolidated audited financial statements.

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2026	2025
Interest and Dividend Income
Interest and fees on loans	$20,713	$19,971
Interest and dividends on securities available for sale:
Taxable interest income	1,230	695
Interest income exempt from federal income taxes	—	3
Dividends	76	150
Interest on deposits in banks	1,698	2,644
Interest on federal funds sold	109	39
Total interest and dividend income	$23,826	$23,502
Interest Expense
Interest on deposits	$7,225	$8,504
Interest on Federal Home Loan Bank advances	344	1,308
Interest on subordinated debt	354	354
Total interest expense	$7,923	$10,166
Net interest income	$15,903	$13,336
Provision for Credit Losses	1,961	1,233
Net interest income after provision for credit losses	$13,942	$12,103
Noninterest Income
Wealth management fees	$1,782	$1,681
Service charges on deposit accounts	556	492
Other service charges and fees	921	972
(Loss) on the sale of bank premises and equipment	—	(16)
(Loss) on the sale of securities	—	(12,425)
Gain on sale of loans	1,012	429
Small business investment company income	266	20
Bank owned life insurance income	284	273
Other operating income	107	20
Total noninterest income (loss)	$4,928	$(8,554)
Noninterest Expenses
Salaries and employee benefits	$8,229	$7,179
Occupancy expenses	666	662
Equipment expenses	462	423
Advertising and marketing expenses	191	183
Stationery and supplies	46	42
ATM network fees	327	362
Other real estate owned expense (gain), net	(5)	—
Loss on sale of repossessed assets	39	133
FDIC assessment	227	322
Computer software expense	354	282
Bank franchise tax	481	367
Professional fees	604	563
Data processing fees	486	550
Loan servicing expense	269	237
Other operating expenses	1,836	1,284
Total noninterest expenses	$14,212	$12,589
Income (loss) before income taxes	$4,658	$(9,040)
Income Tax Expense (Benefit)	918	(2,066)
Net Income (Loss)	$3,740	$(6,974)
Earnings (Loss) Per Share
Net income (loss) per common share, basic	$0.69	$(1.53)
Net income (loss) per common share, diluted	$0.69	$(1.53)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income (loss)	$3,740	$(6,974)
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of reclassification adjustments, net of deferred income tax (benefit) expense of $(187) and $3,193 for the three months ended March 31, 2026 and 2025, respectively.	(705)	12,013
Total other comprehensive (loss) income	(705)	12,013
Total comprehensive income	$3,035	$5,039

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
December 31, 2024	$8,714	$14,901	$114,012	$(18,640)	$118,987
Net loss	—	—	(6,974)	—	(6,974)
Other comprehensive income	—	—	—	12,013	12,013
Vesting of restricted stock awards, stock incentive plan (25,717 shares)	64	(64)	—	—	—
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, public offering, net (1,796,875 shares)	4,492	49,009			53,501
Repurchase and retirement of common stock (7,348 shares)	(18)	(247)	—	—	(265)
Dividends declared ($0.31 per share)	—	—	(1,110)	—	(1,110)
March 31, 2025	$13,252	$63,922	$105,928	$(6,627)	$176,475

December 31, 2025	$13,264	$64,720	$116,115	$(5,260)	$188,839
Net income	—	—	3,740	—	3,740
Other comprehensive (loss)	—	—	—	(705)	(705)
Stock-based compensation expense	—	413	—	—	413
Vesting of restricted stock awards, stock incentive plan (26,209 shares)	65	(65)	—	—	—
Repurchase and retirement of common stock (7,235 shares)	(18)	(266)	—	—	(284)
Dividends declared ($0.31 per share)	—	—	(1,677)	—	(1,677)
March 31, 2026	$13,311	$64,802	$118,178	$(5,965)	$190,326

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$3,740	$(6,974)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	204	198
Amortization of other assets	251	245
Origination of loans held for sale	(24,588)	(17,432)
Proceeds from sale of loans held for sale	25,171	17,343
Net (gain) on sales of loans	(1,012)	(424)
Provision for credit losses	1,961	1,233
(Gain) on the sale of portfolio loans	—	(5)
Loss on the sale and disposal of premises and equipment	—	16
Loss on the sale of repossessed assets	39	133
Loss on the sale of securities	—	12,425
Amortization of subordinated debt issuance costs	17	17
Stock-based compensation expense	413	323
(Accretion) amortization of premiums and discounts on debt securities and loans, net	(242)	4
Bank-owned life insurance income	(284)	(273)
Changes in assets and liabilities:
Decrease in other assets	973	2,493
(Decrease) in other liabilities	(2,347)	(3,522)
Net cash provided by operating activities	$4,296	$5,800
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$13,302	$3,277
Proceeds from the sale of securities available for sale	—	86,822
Purchases of securities available for sale	(9,824)	(75,862)
Proceeds from the sale of restricted investments	1,931	2,628
Purchases of restricted investments	(20)	(45)
Purchases of bank premises and equipment	(209)	(537)
Proceeds from the sale of bank premises and equipment	—	37
Proceeds from the sale of repossessed assets	96	381
Proceeds from the sale of portfolio loans	—	18,772
Net decrease (increase) in loans	14,103	(4,752)
Funding of capital commitments related to other investments	—	(495)
Net cash provided by investing activities	$19,379	$30,226
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$22,713	$33,511
Net (decrease) increase in time deposits	(31,854)	5,124
Repayments of long-term Federal Home Loan Bank advances	(40,000)	(55,000)
Net proceeds from issuance of common stock in public offering	—	53,501
Repurchase and retirement of common stock	(284)	(265)
Cash dividends paid	(1,677)	(1,110)
Net cash (used in) provided by financing activities	$(51,102)	$35,761
(Decrease) increase in cash and cash equivalents	$(27,427)	$71,787
Cash and Cash Equivalents
Beginning	217,194	193,159
Ending	$189,767	$264,946
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$8,448	$10,576
Income taxes	$30	$—
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(892)	$15,206
Lease liabilities arising from right-of-use assets	$—	$773

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2026

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at March 31, 2026 and December 31, 2025, the results of operations and the changes in shareholders' equity for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Application of the principles of GAAP and practices within the banking industry require management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance of credit losses on loans.

The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2025 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restricted period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which cliff vest based on meeting performance measures over a three year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of March 31, 2026, there was $2.1 million of unrecognized compensation cost related to nonvested restricted stock, with a weighted average remaining term of 2.18 years.

The following table presents restricted stock activity for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	68,476	$33.96	64,043	$32.02
Granted	45,406	39.44	39,545	36.40
Vested	(26,209)	34.50	(25,717)	32.58
Forfeited	—	—	—	—
Nonvested, end of period	87,673	$36.64	77,871	$34.06

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

The following table shows the weighted average number of shares used in computing earnings per share for the three months ended March 31, 2026 and 2025. During 2026 and 2025, there were no potentially dilutive securities outstanding.

	Three Months Ended
	March 31,
	2026	2025
Average number of common shares outstanding	5,412,021	4,572,297
Average number of common shares outstanding used to calculate basic and diluted earnings per share	5,412,021	4,572,297

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at March 31, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	March 31, 2026
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,222	$—	$(18)	7,204
U.S. treasury securities	9,884	—	(12)	9,872
Mortgage-backed securities	79,271	116	(7,131)	72,256
Collateralized mortgage obligations	22,289	15	(235)	22,069
Subordinated debt	4,250	—	(281)	3,969
	$122,916	$131	$(7,677)	$115,370

	December 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,458	$2	$(16)	$7,444
U.S. treasury securities	9,999	2	—	10,001
Mortgage-backed securities	81,492	480	(6,843)	75,129
Collateralized mortgage obligations	22,498	84	(87)	22,495
Subordinated debt	4,750	—	(276)	4,474
	$126,197	$568	$(7,222)	$119,543

The Company has elected to exclude accrued interest receivable, totaling $442 thousand and $669 thousand at March 31, 2026 and December 31, 2025, respectively from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at March 31, 2026 and December 31, 2025 was $1.6 million and $1.4 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets.

In March 2025, balance sheet repositioning transactions were executed. The Bank sold available for sale securities with an amortized cost balance of $99.2 million and reinvested $66.0 million into purchases of available for sale securities. The sale of securities resulted in a net realized pre-tax loss of $12.4 million recognized during the three months ended March 31, 2025. There were no sales of available for sale securities during the three months ended March 31, 2026.

The following table summarizes amounts related to the sale of available for sale securities:

For the Three Months Ended March 31,
2025
(in thousands)
Proceeds from sales	$86,822

Gross realized gains	$—
Gross realized losses	(12,425)
Net realized losses on securities	$(12,425)

The amortized cost and estimated fair value of securities at March 31, 2026, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,884	$9,872
Due after one year through five years	13,768	13,657
Due after five years through ten years	17,307	17,051
Due after ten years	81,957	74,790
	$122,916	$115,370

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at March 31, 2026 and December 31, 2025 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	March 31, 2026
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,204	$18	$—	$—	$7,204	$18
U.S. treasury securities	9,872	12	—	—	9,872	12
Mortgage-backed securities	14,956	39	28,650	7,092	43,606	7,131
Collateralized mortgage obligations	15,835	109	2,755	126	18,590	235
Subordinated debt	981	19	2,488	262	3,469	281
Total	$48,848	$197	$33,893	$7,480	$82,741	$7,677

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,503	$16	$—	$—	$5,503	$16
Mortgage-backed securities	—	—	29,508	6,843	29,508	6,843
Collateralized mortgage obligations	7,116	87	—	—	7,116	87
Subordinated debt	973	28	3,002	248	3,975	276
Total	$13,592	$131	$32,510	$7,091	$46,102	$7,222

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 47 and 39 debt securities with a fair value below the amortized cost basis, totaling $82.7 million and $46.1 million of aggregate fair value as of March 31, 2026 and December 31, 2025 respectively. The Company concluded that a credit loss does not exist in its securities portfolio at March 31, 2026 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) as of March 31, 2026, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities, collateralized mortgage obligations, U.S. treasury securities, and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such mortgage-backed securities will receive timely principal and interest payments.

Securities having carrying values of $3.9 million, $3.0 million and $87.3 million at March 31, 2026 were pledged as security for trust accounts, a deposit relationship and for borrowing capacity at the Federal Reserve Bank ("FRB") discount window, respectively.

The composition of restricted investments at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,391	3,302
Community Bankers’ Bank Stock	140	140
	$1,875	$3,786

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at March 31, 2026 and December 31, 2025 was as follows:

	March 31,	December 31,
	2026	2025
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$82,594	$82,336
HELOCs	58,784	58,640
Residential First Lien - Investor	107,084	107,307
Residential First Lien - Owner Occupied	176,378	178,807
Residential Junior Liens	10,775	10,724
Commercial - Owner Occupied	313,161	298,853
Commercial - Non-Owner Occupied & Multifamily	389,878	398,926
Commercial and industrial loans:
SBA PPP loans	—	4
Other commercial and industrial loans	101,289	113,220
Marine loans	170,217	175,639
Consumer loans	30,495	28,742
Overdrafts	343	318
Other loans	12,572	13,946
Total loans	$1,453,570	$1,467,462
Net deferred loan costs and premiums	5,289	5,615
Allowance for credit losses	(17,326)	(15,320)
	$1,441,533	$1,457,757

At March 31, 2026, the Company was servicing $47.3 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $742 thousand at March 31, 2026, which are recorded in Other Assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three months ended March 31, 2026 and 2025 and year-ended December 31, 2025 were as follows:

	Three Months Ended		Year Ended
	March 31,		December 31,
	2026	2025	2025
	(in thousands)
Balance, beginning	$15,320	$15,027	$15,027
Provision for credit losses	1,972	1,146	3,880
Recoveries added to the allowance	189	185	559
Credit losses charged to the allowance	(155)	(1,076)	(4,146)
Balance, ending	$17,326	$15,282	$15,320

Past due loans by class at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$428	$428	$82,166	$82,594	$—
HELOCs	141	—	156	297	58,487	58,784	—
Residential First Lien - Investor	—	388	98	486	106,598	107,084	—
Residential First Lien - Owner Occupied	—	—	177	177	176,201	176,378	—
Residential Junior Liens	57	—	—	57	10,718	10,775	—
Commercial - Owner Occupied	4,440	—	4,704	9,144	304,017	313,161	—
Commercial - Non-Owner Occupied & Multifamily	—	—	5,300	5,300	384,578	389,878	—
Commercial and industrial loans:
Other commercial and industrial loans	397	48	2,891	3,336	97,953	101,289	—
Marine loans	—	—	—	—	170,217	170,217	—
Consumer loans	33	107	13	153	30,342	30,495	13
Overdrafts	—	—	—	—	343	343	—
Other loans	—	—	—	—	12,572	12,572	—
Total	$5,068	$543	$13,767	$19,378	$1,434,192	$1,453,570	$13

	December 31, 2025
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$428	$428	$81,908	$82,336	$—
HELOCs	112	—	160	272	58,368	58,640	—
Residential First Lien - Investor	—	391	98	489	106,818	107,307	—
Residential First Lien - Owner Occupied	467	85	24	576	178,231	178,807	—
Residential Junior Liens	57	—	—	57	10,667	10,724	—
Commercial - Owner Occupied	—	—	4,738	4,738	294,115	298,853	—
Commercial - Non-Owner Occupied & Multifamily	1,913	—	5,348	7,261	391,665	398,926	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	4	4	—
Other commercial and industrial loans	240	363	2,311	2,914	110,306	113,220	—
Marine loans	—	—	—	—	175,639	175,639	—
Consumer loans	128	9	60	197	28,545	28,742	60
Overdrafts	—	—	—	—	318	318	—
Other loans	—	—	—	—	13,946	13,946	—
Total	$2,917	$848	$13,167	$16,932	$1,450,530	$1,467,462	$60

Nonaccrual loans by class at March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026			December 31, 2025
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$428	$428	$428	$—	$428
HELOCs	156	—	156	160	—	160
Residential First Lien - Investor	—	98	98	98	—	98
Residential First Lien - Owner Occupied	635	—	635	494	—	494
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	2,171	2,533	4,704	2,894	1,844	4,738
Commercial - Non-Owner Occupied & Multifamily	5,300	—	5,300	5,348	—	5,348
Commercial and industrial loans:
Other commercial and industrial loans	19	3,323	3,342	2,253	879	3,132
Marine loans	—	—	—	—	—	—
Consumer loans	48	—	48	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$8,329	$6,382	$14,711	$11,675	$2,723	$14,398

The allowance for credit losses on loans by segment at March 31, 2026 and December 31, 2025 was as follows:

	As of and For the Three Months Ended
	March 31, 2026
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Total
Allowance for credit losses:
Beginning Balance	$1,275	$3,160	$8,163	$1,312	$710	$230	$470	$15,320
Charge-Offs	—	—	—	(82)	—	(26)	(47)	(155)
Recoveries	1	145	—	25	—	9	9	189
Provision	89	15	1,001	1,044	19	20	(216)	1,972
Ending balance	$1,365	$3,320	$9,164	$2,299	$729	$233	$216	$17,326
Ending balance: Individually evaluated for impairment	$201	$12	$215	$1,686	$—	$—	$—	$2,114
Ending balance: Collectively evaluated for impairment	$1,164	$3,308	$8,949	$613	$729	$233	$216	$15,212
Loans:
Ending balance	$82,594	$353,021	$703,039	$101,289	$170,217	$30,495	$12,915	$1,453,570
Ending balance: Individually evaluated for impairment	$428	$867	$10,004	$3,323	$—	$—	$—	$14,622
Ending balance: Collectively evaluated for impairment	$82,166	$352,154	$693,035	$97,966	$170,217	$30,495	$12,915	$1,438,948

	As of and For the Year Ended
	December 31, 2025
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Total
Allowance for credit losses:
Beginning Balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$15,027
Charge-Offs	—	(31)	(2,771)	(485)	(580)	(140)	(139)	(4,146)
Recoveries	5	308	—	153	—	46	47	559
Provision	(1,117)	565	3,683	211	11	86	441	3,880
Ending balance	$1,275	$3,160	$8,163	$1,312	$710	$230	$470	$15,320
Ending balance: Individually evaluated for impairment	$—	$—	$49	$418	$—	$—	$—	$467
Ending balance: Collectively evaluated for impairment	$1,275	$3,160	$8,114	$894	$710	$230	$470	$14,853
Loans:
Ending balance	$82,336	$355,478	$697,779	$113,224	$175,639	$28,742	$14,264	$1,467,462
Ending balance: Individually evaluated for impairment	$428	$728	$10,086	$3,113	$—	$—	$—	$14,355
Ending balance: Collectively evaluated for impairment	$81,908	$354,750	$687,693	$110,111	$175,639	$28,742	$14,264	$1,453,107

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	March 31, 2026			December 31, 2025
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$428	$—	$428	$428	$—	$428
HELOCs	156	—	156	160	—	160
Residential First Lien - Investor	98	—	98	98	—	98
Residential First Lien - Owner Occupied	613	—	613	470	—	470
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	4,704	—	4,704	4,738	—	4,738
Commercial - Non-Owner Occupied & Multifamily	5,300	—	5,300	5,348	—	5,348
Commercial and industrial loans:
Other commercial and industrial loans	—	3,323	3,323	—	3,113	3,113
Marine loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$11,299	$3,323	$14,622	$11,242	$3,113	$14,355

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended March 31, 2026.

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

Credit quality information by class at March 31, 2026 and gross charge-offs by year of origination for the three months ended March 31, 2026 was as follows:

March 31, 2026
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$4,355	$21,154	$34,825	$3,633	$6,063	$8,091	$1,689	$308	$80,118
Special Mention	—	—	653	—	—	1,389	—	—	2,042
Classified	—	—	—	428	—	6	—	—	434
Total	$4,355	$21,154	$35,478	$4,061	$6,063	$9,486	$1,689	$308	$82,594
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$58,585	$—	$58,585
Special Mention	—	—	—	—	—	—	43	—	43
Classified	—	—	—	—	—	—	156	—	156
Total	$—	$—	$—	$—	$—	$—	$58,784	$—	$58,784
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$4,883	$19,203	$5,464	$9,419	$15,155	$47,055	$—	$1,093	$102,272
Special Mention	—	—	—	681	—	3,105	—	—	3,786
Classified	—	—	928	—	98	—	—	—	1,026
Total	$4,883	$19,203	$6,392	$10,100	$15,253	$50,160	$—	$1,093	$107,084
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$400	$13,473	$18,932	$47,370	$28,540	$63,623	$—	$231	$172,569
Special Mention	—	—	40	277	—	2,766	—	—	3,083
Classified	—	—	154	—	—	572	—	—	726
Total	$400	$13,473	$19,126	$47,647	$28,540	$66,961	$—	$231	$176,378
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$835	$1,648	$618	$1,406	$1,783	$4,117	$—	$157	$10,564
Special Mention	—	—	—	148	—	63	—	—	211
Classified	—	—	—	—	—	—	—	—	—
Total	$835	$1,648	$618	$1,554	$1,783	$4,180	$—	$157	$10,775
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$14,446	$36,652	$26,101	$48,785	$66,203	$85,208	$3,140	$2,706	$283,241
Special Mention	—	—	—	915	5,877	18,424	—	—	25,216
Classified	—	—	1,834	699	—	2,171	—	—	4,704

Total	$14,446	$36,652	$27,935	$50,399	$72,080	$105,803	$3,140	$2,706	$313,161
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$13,779	$67,781	$26,383	$52,617	$71,781	$124,371	$7,903	$4,691	$369,306
Special Mention	—	—	270	2,463	—	8,418	—	—	11,151
Classified	—	—	—	—	5,253	4,168	—	—	9,421
Total	$13,779	$67,781	$26,653	$55,080	$77,034	$136,957	$7,903	$4,691	$389,878
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial and industrial loans:
Other commercial and industrial loans
Pass	$4,276	$17,122	$14,064	$5,875	$8,758	$8,530	$33,170	$2,035	$93,830
Special Mention	—	203	3,908	—	—	—	—	6	4,117
Classified	—	48	113	1,725	461	235	760	—	3,342
Total	$4,276	$17,373	$18,085	$7,600	$9,219	$8,765	$33,930	$2,041	$101,289
Current period gross charge-offs	$—	$79	$—	$—	$—	$—	$3	$—	$82
Marine loans
Pass	$—	$—	$—	$58,814	$89,503	$21,900	$—	$—	$170,217
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$58,814	$89,503	$21,900	$—	$—	$170,217
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer loans
Pass	$2,804	$1,828	$1,440	$865	$9,263	$11,948	$2,283	$—	$30,431
Special Mention	—	—	—	4	—	—	—	—	4
Classified	—	48	—	12	—	—	—	—	60
Total	$2,804	$1,876	$1,440	$881	$9,263	$11,948	$2,283	$—	$30,495
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$26	$—	$26
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	343	—	—	—	—	—	—	—	343
Total	$343	$—	$—	$—	$—	$—	$—	$—	$343
Current period gross charge-offs	$47	$—	$—	$—	$—	$—	$—	$—	$47
Other loans
Pass	$—	$4,677	$—	$36	$5,322	$2,072	$465	$—	$12,572
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$4,677	$—	$36	$5,322	$2,072	$465	$—	$12,572
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$45,778	$183,538	$127,827	$228,820	$302,371	$376,915	$107,235	$11,221	$1,383,705
Special Mention	—	203	4,871	4,488	5,877	34,165	43	6	49,653

Classified	343	96	3,029	2,864	5,812	7,152	916	—	20,212
Total	$46,121	$183,837	$135,727	$236,172	$314,060	$418,232	$108,194	$11,227	$1,453,570
Total current period gross charge-offs	$47	$79	$—	$—	$—	$—	$29	$—	$155

Credit quality information by class at December 31, 2025 and gross charge-offs by year of origination for the year ended December 31, 2025 was as follows:

December 31, 2025
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

During the three months ended March 31, 2026, a reduction to the unfunded commitment reserve of $11 thousand was recorded as a credit to the provision for credit losses in the consolidated statement of operations. During the three months ended March 31, 2025, an increase to the unfunded commitment reserve of $87 thousand was recorded, thereby increasing the provision for credit losses in the consolidated income statement. The reserve for unfunded commitments at March 31, 2026 and 2025 and December 31, 2025 was $315 thousand, $592 thousand, and $326 thousand, respectively.

Restructurings for Borrowers Experiencing Financial Difficulty: A loan that has been modified is considered a troubled loan modification when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows.

There were no new loan modifications to borrowers experiencing financial difficulty made during the three months ended March 31, 2026 and 2025.

At March 31, 2026, the amortized cost balance of loans modified in the past 12 months was $5.3 million. This balance represents one customer relationship comprised of three residential multifamily income producing properties in Washington D.C. (the District). These loans are on nonaccrual status and are 90 or more days past due. The Bank has been granted receivership and is actively working with the receiver to update the properties and ready them for sale while continuing to collect the housing payments directly from the District.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three months ended March 31, 2025 and were modified in the twelve months prior to that default.

Default is determined at 30 days or more past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance of credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

NOTE 6. Deposits

The composition of deposits at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
Noninterest bearing demand deposits	$455,107	$432,171
Savings and interest bearing demand deposits:
NOW accounts	$309,903	$322,687
Money market accounts	294,810	282,828
Regular savings accounts	123,609	123,030
	$728,322	$728,545
Time deposits:
Balances of less than $250,000	$239,897	$262,390
Balances of $250,000 and more	174,893	184,254
	$414,790	$446,644
	$1,598,219	$1,607,360

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

The Company’s five long-term lease agreements are classified as operating leases. These leases offer the option to extend the lease term and the Company has included such extensions in its calculation of the lease liability to the extent the options are reasonably certain of being exercised. The lease agreements do not provide for residual value guarantee and have no restrictions or covenants that would impact dividends or require incurring additional financial obligations.

The following tables present information about the Company’s leases:

(dollars in thousands)
	March 31, 2026	December 31, 2025
Lease liabilities	$9,693	$9,845
Right-of-use assets	$9,259	$9,438
Weighted average remaining lease term	11 years	12 years
Weighted average discount rate	4.26%	4.25%

	Three Months Ended
Lease Cost	March 31, 2026	March 31, 2025
Operating lease cost	$287	$284
Short-term lease cost	4	4
Total lease cost	$291	$288

Cash paid for amounts included in the measurement of lease liabilities	$257	$251

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	March 31, 2026
2026, remainder	$765
2027	1,035
2028	1,058
2029	1,083
2030	1,135
Thereafter	7,428
Total undiscounted cash flows	$12,504
Discount	(2,811)
Lease liabilities	$9,693

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025:

		Fair Value Measurements at
		March 31, 2026
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,204	$—	$7,204	$—
U.S. Treasury securities	9,872	—	9,872	—
Mortgage-backed securities	72,256	—	72,256	—
Collateralized mortgage obligations	22,069		22,069
Subordinated debt	3,969	—	3,469	500
Derivative:
Interest rate swaps on loans	807	—	807	—
Total assets at fair value	$116,177	$—	$115,677	$500
Liabilities:
Interest rate swaps on loans	$807	$—	$807	$—
Fair value swap	26	—	26	—
Total liabilities at fair value	$833	$—	$833	$—

		Fair Value Measurements at
		December 31, 2025
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,444	$—	$7,444	$—
U.S. treasury notes	10,001	—	10,001	—
Mortgage-backed securities	75,129	—	75,129	—
Collateralized mortgage obligations	22,495	—	22,495	—
Subordinated debt	4,474	—	3,974	500
Derivative:
Interest rate swaps on loans	1,030	—	1,030	—
Total assets at fair value	$120,573	$—	$120,073	$500
Liabilities:
Interest rate swaps on loans	$1,030	$—	$1,030	$—
Fair value swap	75	—	75	—
Total liabilities at fair value	$1,105	$—	$1,105	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis classified as Level 3 for the periods indicated. Level 3 securities consist of one corporate subordinated debt security for which no pricing information was available and therefore priced at book value.

Level 3 Recurring Fair Value Measurements As Of and For The
Three Months Ended March 31,
	2026	2025
(in thousands)
Beginning balance	$500	$—
Purchases	—	—
Sales	—	—
Issuances	—	—
Settlements	—	—
Total Gains (Losses) included in Net Income	—	—
Total Gains (Losses) included in OCI	—	—
Transfer into Level 3	—	—
Transfer out of Level 3	—	—
Total assets at fair value	$500	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during three months ended March 31, 2026 and the year ended December 31, 2025.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, marine vessels, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Operations. At March 31, 2026 collateral-dependent loans totaling $6.4 million were individually evaluated and being carried at fair value of $4.3 million, the majority of which represents three relationships consisting of loans secured by owner occupied commercial real estate properties and commercial business loans collateralized by equipment. At December 31, 2025 there were four collateral-dependent relationships totaling $2.7 million, which were individually evaluated and being carried at fair value of $2.3 million. Three relationships represent five commercial business loans collateralized by equipment and one relationship is collateralized by commercial real estate.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at March 31, 2026 or December 31, 2025.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no repossessed assets at March 31, 2026 and $135 thousand at December 31, 2025. Repossessed assets are included in Other Assets in the Consolidated Balance Sheets.

The following table summarizes the Company's financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at March 31, 2026 and December 31, 2025.

		Carrying value at
		March 31, 2026
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral dependent individually evaluated loans	$4,268	$—	$—	$4,268

		Carrying value at
		December 31, 2025
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral dependent individually evaluated loans	$2,256	$—	$—	$2,256
Nonfinancial Assets:
Repossessed assets	135	—	—	135

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial and nonfinancial assets measured at fair value on a nonrecurring basis for March 31, 2026 and December 31, 2025.

Quantitative information about Level 3 Fair Value Measurements
March 31, 2026
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	6% - 39%	23%

Quantitative information about Level 3 Fair Value Measurements
December 31, 2025
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	6% - 40%	9%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1) Weighted based on the relative fair value of the specific items measured at fair value.

The carrying value and fair value of the Company’s financial instruments at March 31, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at
	March 31, 2026
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)	March 31, 2026
	(in thousands)
Financial assets:
Cash and short-term investments	$189,767	$189,767	$—	$—	$189,767
Securities	115,370	—	114,870	500	115,370
Restricted investments	1,875	—	1,875	—	1,875
Loans held for sale	5,214		5,214	—	5,214
Loans, net	1,441,533	—	—	1,380,699	1,380,699
Bank owned life insurance	32,004	—	32,004	—	32,004
Accrued interest receivable	4,936	—	4,936	—	4,936
Derivative assets	807	—	807	—	807
Financial liabilities:
Deposits	$1,598,219	$—	$1,598,773	$—	$1,598,773
Subordinated debt, net of unamortized issuance costs	29,596	—	27,122	—	27,122
Accrued interest payable	797	—	797	—	797
Derivative liabilities	833	—	833	—	833

	Fair Value Measurements at
	December 31, 2025
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
	(in thousands)
Financial assets:
Cash and short-term investments	$217,194	$217,194	$—	$—	$217,194
Securities	119,543	—	119,043	500	119,543
Restricted Investments	3,786	—	3,786	—	3,786
Loans held for sale	4,786	—	4,786	—	4,786
Loans, net	1,457,757	—	—	1,390,948	1,390,948
Bank owned life insurance	31,720	—	31,720	—	31,720
Accrued interest receivable	5,287	—	5,287	—	5,287
Derivative assets	1,030	—	1,030	—	1,030
Financial liabilities:
Deposits	$1,607,360	$—	$1,607,995	$—	$1,607,995
Federal Home Loan Bank advances, long-term	40,000	—	40,080	—	40,080
Subordinated debt, net of unamortized issuance costs	29,579	—	27,106	—	27,106
Accrued interest payable	1,339	—	1,339	—	1,339
Derivative liabilities	1,105	—	1,105	—	1,105

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

Changes to accumulated other comprehensive loss by component are shown in the following table for the periods indicated:

	Three Months Ended
	March 31,
	2026			2025
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(5,257)	$(3)	$(5,260)	$(18,645)	$5	$(18,640)
Other comprehensive (loss) income before reclassifications	(892)	—	(892)	27,631	—	27,631
Reclassification of net realized losses into earnings	—	—	—	(12,425)	—	(12,425)
Tax effect of current period changes	187	—	187	(3,193)	—	(3,193)
Current period changes net of taxes	(705)	—	(705)	12,013	—	12,013
March 31	$(5,962)	$(3)	$(5,965)	$(6,632)	$5	$(6,627)

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

NOTE 10. Other Real Estate Owned & Repossessed Assets

The following table is a summary of other real estate owned (“OREO”) and repossessed asset activity for the three months ended March 31, 2026 and 2025 and the year ended December 31, 2025:

	Three Months Ended		Year Ended		Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
	Other Real Estate Owned	Repossessed Assets	Other Real Estate Owned	Repossessed Assets	Other Real Estate Owned	Repossessed Assets
		(in thousands)
Balance, beginning	$—	$135	$—	$514	$—	$514
Transfer from loans	—	—	305	1,346	—	—
Sales proceeds	—	(96)	(254)	(1,422)	—	(381)
Loss on sales	—	(39)	(51)	(252)	—	(133)
Valuation adjustments	—	—	—	(51)	—	—
Balance, ending	$—	$—	$—	$135	$—	$—

The balance at December 31, 2025 represents a repossessed marine vessel.

There was one loan collateralized by residential real estate with a balance of $156 thousand in the process of foreclosure at March 31, 2026 and none at December 31, 2025.

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

At March 31, 2026 and December 31, 2025, the balance of the investment for qualified affordable housing projects was $914 thousand and $977 thousand, respectively. These balances are reflected in Other Assets on the Consolidated Balance Sheets. There were no unfunded commitments related to the investments in qualified affordable housing projects at March 31, 2026 and December 31, 2025.

During the three months ended March 31, 2026 and March 31, 2025, the Company recognized amortization expense of $63 thousand and $67 thousand, respectively. Amortization expense is included in income tax expense on the Consolidated Statements of Operations.

Total estimated credits to be received during 2026 are $258 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the three months ended March 31, 2026 and 2025, were $65 thousand and $69 thousand, respectively.

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

Noninterest income (loss) and the related amounts that are from contracts with customers within the scope of ASC 606 disaggregated by major source, for the three months ended March 31, 2026 and 2025 consisted of the following:

	Three Months Ended March 31,		Three Months Ended March 31,
	2026		2025
	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
	(in thousands)
Noninterest income :
Wealth management fees
Trust asset management fees	$1,557	$1,557	$1,309	$1,309
Brokerage commissions	225	225	372	372
Service charges on deposit accounts
Overdrawn account fees	422	422	374	374
Monthly and other service charges	134	134	118	118
Other service charges and fees:
Interchange fees	815	815	845	845
ATM fees	92	92	82	82
Other charges and fees	14	40	45	33
Loss on the sale and disposal of bank premises and equipment	—	—	(16)	(16)
Loss on sale of securities	—	—	(12,425)	—
Gain on sale of loans	1,012	—	429	—
Small business investment company income	266	—	20	—
Bank owned life insurance income	284	—	273	—
Other operating income	107	97	20	8
Total noninterest income	$4,928	$3,382	$(8,554)	$3,125

(1)
As reported in the Unaudited Consolidated Statements of Operations.
(2)
Revenue from contracts with customers in scope of ASC 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2026 and December 31, 2025, the Company did not have any significant contract balances.

NOTE 14. Borrowings

The composition of borrowings at March 31, 2026 and December 31, 2025 was as follows:

	March 31, 2026	December 31, 2025
	(in thousands)
FHLB advances - long term	$—	$40,000
Subordinated debt	$29,596	$29,579
Total	$29,596	$69,579

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $404 thousand and $421 thousand at March 31, 2026 and December 31, 2025 respectively.

The Bank pledges certain qualified loans and available for sale investment securities as collateral to the FHLB and FRB. At March 31, 2026, available borrowing capacity totaled $496.3 million and $61.0 million at the FHLB and FRB discount window, respectively. The Company also has access to federal fund lines of credit extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. At March 31, 2026 these available lines totaled $78.0 million.

Additionally, the Company had $70 million in irrevocable letters of credit at March 31, 2026 with the FHLB to secure public deposits.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$35,056	$56	$35,105	$105

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. As of March 31, 2026, the amortized cost basis of the closed portfolio used in this hedging relationship was $450.5 million and the cumulative basis adjustment associated with this hedging relationship was $56 thousand. At March 31, 2026, the amount of the designated hedged item was $35.0 million.

The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Operations for the three months ended March 31, 2026.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Hedged asset	$(17)	$42
Fair value derivative designated as hedging instrument	(1)	2
Total (loss) gain recognized in the consolidated statement of operations within interest and fees on loans	$(18)	$44

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

The following tables summarize key elements of the Company's derivative instruments at March 31, 2026 and December 31, 2025.

	March 31, 2026
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$26

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,743	$396	$411
Matched interest rate swaps with counterparty	40,743	411	396

	December 31, 2025
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$75

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,980	$643	$387
Matched interest rate swaps with counterparty	40,980	387	643

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

Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine vessel loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The interest expense allocation is a function of the Bank's internal cost of funds rate and the average loan balance of marine lending. The balance of the marine loan portfolio, which constitutes a significant portion of the Company's assets, revenues, and earnings, totaled $170.2 million and $175.6 million at March 31, 2026 and December 31, 2025, respectively. This balance will continue to decline as the loans are repaid.

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

The following tables provide income and asset information as of March 31, 2026 and December 31, 2025 and for three months ended March 31, 2026 and 2025, which are included within the Consolidated Balance Sheets and Consolidated Statements of Operations.

	Three Months Ended
	March 31, 2026
	Community Banking		Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$21,594		$2,232	$—	$—	$—	$23,826
Interest Expense	6,755		814	—	354	—	7,923
Net Interest Income (Expense)	14,839		1,418	—	(354)	—	15,903
Gain on sales of loans	1,012		—	—	—	—	1,012
Other noninterest income	2,091		—	1,825	—	—	3,916
Net Revenue (Expense)	17,942		1,418	1,825	(354)	—	20,831
Provision for credit losses	1,942		19	—	—	—	1,961
Salaries and employee benefits	7,777		—	414	38	—	8,229
Occupancy expenses	643		—	23	—	—	666
Professional fees	522		2	1	79	—	604
Data processing fees	486		—	—	—	—	486
Other noninterest expense	3,899		91	237	—	—	4,227
Total Noninterest Expenses	13,327		93	675	117	—	14,212
Income (loss) before taxes	2,673		1,306	1,150	(471)	—	4,658
Income tax expense (benefit)	525		274	242	(123)	—	918
Net Income (Loss)	$2,148		$1,032	$908	$(348)	$—	$3,740

Other data:
Capital expenditures	$200		$—	$9	$—	$—	$209
Depreciation and amortization	421		—	34	17	—	472

	Three Months Ended
	March 31, 2025
	Community Banking		Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$20,796		$2,706	$—	$—	$—	$23,502
Interest Expense	8,616		1,196	—	354	—	10,166
Net Interest Income (Expense)	12,180		1,510	—	(354)	—	13,336
Gain on sales of loans	429		—	—	—	—	429
(Loss) on the sale of securities	(12,425)		—	—	—	—	(12,425)
Other noninterest income	1,718		—	1,724	—	—	3,442
Net Revenue (Expense)	1,902	—	1,510	1,724	(354)	—	4,782
Provision for (recovery of) credit losses	1,377		(144)	—	—	—	1,233
Salaries and employee benefits	6,695		—	458	26	—	7,179
Occupancy expenses	642		—	20	—	—	662
Professional fees	499		—	—	64	—	563
Data processing fees	530		—	20	—	—	550
Other noninterest expense	3,346		104	185	—	—	3,635
Total Noninterest Expenses	11,712		104	683	90	—	12,589
(Loss) income before taxes	(11,187)		1,550	1,041	(444)	—	(9,040)
Income tax (benefit) expense	(2,506)		326	219	(105)	—	(2,066)
Net (Loss) Income	$(8,681)		$1,224	$822	$(339)	$—	$(6,974)

Other data:

Capital expenditures	$537	$—	$—	$—	$—	$537
Depreciation and amortization	394	—	32	17	—	$443

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at March 31, 2026	$1,660,826	$175,106	$824	$1,604	$—	$1,838,360
Total assets at December 31, 2025	1,705,394	181,062	849	1,321	—	1,888,626

NOTE 17. Subsequent Events

The Bank is a member in Bankers Title Shenandoah, LLC, which is an investor in Bearing Insurance Group, LLC ("Bearing"). On May 1, 2026, Bearing was sold to an unaffiliated third party. Based on the Company's ownership percentage in Bearing, The Bank received proceeds of $5.06 million. A pre-tax gain of approximately $3.5 million is estimated to be recognized from this sale and included in the Company's financial results for the second quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on certain information relevant to the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes thereto included in the 2025 Form 10-K, and in conjunction with the Unaudited Consolidated Financial Statements and notes thereto presented in Part I, Item 1, Financial Statements, of this Form 10-Q. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the full-year ending December 31, 2026 or any future period.

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

The Company strives to be an outstanding financial institution in its market by: building solid sustainable relationships with its customers, employees, communities, and shareholders; offering best-in-class products and services; and being the leader in the markets it serves.

At March 31, 2026, the Company had total assets of $1.84 billion, net loans of $1.44 billion, total deposits of $1.60 billion, and shareholders’ equity of $190.3 million.

The Company has continued to build on its strategic actions taken during 2025, which was marked by a successful capital raise and balance sheet repositioning of its investment securities portfolio. These actions strengthened its balance sheet and improved its forward earnings profile. Our vision for 2026 is about disciplined growth with smart investment and continued focus on people and technology, which we believe will lead to stronger core earnings and a balance sheet positioned for more consistent results.

CRITICAL ACCOUNTING ESTIMATES

The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which requires us to make estimates and assumptions. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported.

Our most significant policies are described in in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our audited financial statements for the year ended December 31, 2025, included in the Company's 2025 Annual Report on Form 10-K filed with the SEC. There have been no changes since that time.

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

There were no significant non-recurring transactions executed during the first quarter of 2026 that substantially impacted the Company's operating results, unlike during the 2025 quarter. During the three months ended March 31, 2025, the Company executed balance sheet repositioning transactions and recorded a realized loss on the sale of the available for sale securities totaling $12.4 million. This loss significantly impacted the Company's operating results and certain performance metrics and ratios for three months ended March 31, 2025.

The following table reconciles the GAAP reported measure to the adjusted non-GAAP measure to show the impact of significant non-recurring transactions for the periods presented:

	Three Months Ended
	March 31,
(dollars in thousands except for per share data)	2026	2025
GAAP Net income (loss)	$3,740	$(6,974)
Adjustments to net income (loss):
Loss on sales of securities	—	12,425
Tax effect of adjustments to net income (loss)	—	(2,609)
Non-GAAP Net income	$3,740	$2,842

GAAP Noninterest income (loss)	$4,928	$(8,554)
Adjustments to noninterest income (loss):
Loss on sales of securities	—	12,425
Non-GAAP Noninterest income	$4,928	$3,871

Earnings (loss) per share, basic and diluted (GAAP)	$0.69	$(1.53)
Effect of adjustments to net income	—	2.15
Non-GAAP Earnings per share, basic and diluted	$0.69	$0.62

Annualized return on average equity	7.98%	(20.75)%
Effect of adjustments to net income	—	29.21
Non-GAAP Annualized return on average equity	7.98%	8.46%

Annualized return on average assets	0.81%	(1.48)%
Effect of adjustments to net income	—	2.07
Non-GAAP Annualized return on average assets	0.81%	0.59%

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
•
changes in accounting policies and banking and other law and regulations; and
•
other factors described in Item 1A., "Risk Factors," in the Company's 2025 Form 10-K.

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

RESULTS OF OPERATIONS

Summary

The following table presents a summarized consolidated statement of operations for the periods indicated:

	Three Months Ended
	March 31,		Change
(dollars in thousands)	2026	2025	$ Change	% Change
Net interest income	$15,903	$13,336	$2,567	19%
Noninterest income (loss)	4,928	(8,554)	13,482	158%
Net revenues	20,831	4,782	16,049	336%
Provision for credit losses	1,961	1,233	728	59%
Noninterest expense	14,212	12,589	1,623	13%
Income (loss) before income taxes	4,658	(9,040)	13,698	152%
Income tax expense (benefit)	918	(2,066)	2,984	144%
Net income (loss)	$3,740	$(6,974)	$10,714	154%
Adjusted net income (non-GAAP) (1)	$3,740	$2,842	$898	32%

(1) Adjusted to exclude the loss on sale of securities in connection with the Company's balance sheet repositioning transactions during the three months ended March 31, 2025. See "Non-GAAP Financial Measures" for a reconciliation to comparable measures calculated in accordance with GAAP.

The Company's net income increased during the three months ended March 31, 2026, compared to the three months ended March 31, 2025 primarily due to the loss on the sale of available for sale securities totaling $12.4 million, or $9.8 million, net of tax, recognized during the prior year period. The first quarter of 2026 also experienced an increase in net interest income, which was partially offset by higher noninterest expenses and provision for credit losses over the corresponding 2025 period.

The following table presents a summary of performance metrics and ratios for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
Earnings per share, basic and diluted	$0.69	$(1.53)
Adjusted earnings per share, basic and diluted (non-GAAP)(1)	$0.69	$0.62
Return on average assets	0.81%	-1.48%
Adjusted return on average assets (non-GAAP)(1)	0.81%	0.60%
Return on average equity	7.98%	-20.75%
Adjusted return on average equity (non-GAAP)(1)	7.98%	8.46%

(1) Adjusted to exclude the loss on sale of securities in connection with the Company's balance sheet repositioning transactionsduring the three months ended March 31, 2025. See "Non-GAAP Financial Measures" for a reconciliation to comparable measures calculated in accordance with GAAP.

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

Average Balances, Income and Expenses, Yields and Rates (Tax-Equivalent Basis)

The following table shows average balance, interest, and yield/rate information, as well as net interest margin on a tax- equivalent basis for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	March 31, 2026			March 31, 2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$122,130	$1,306	4.34%	$117,367	$845	2.92%
Tax-Exempt (1)	—	—	—%	353	4	4.25%
Total Securities	$122,130	$1,306	4.34%	$117,720	$849	2.93%
Loans:
Taxable	1,434,955	20,639	5.83%	1,442,343	19,871	5.59%
Non-accrual	14,534	—	—%	3,959	—	—%
Tax-Exempt (1)	7,448	94	5.12%	10,130	127	5.07%
Total Loans	$1,456,937	$20,733	5.77%	$1,456,432	$19,998	5.57%
Federal funds sold and interest-bearing deposits in other banks	198,084	1,807	3.70%	244,780	2,683	4.45%
Total earning assets	$1,777,151	$23,846	5.44%	$1,818,932	$23,530	5.25%
Allowance for credit losses on loans	(15,695)			(15,228)
Total non-earning assets	105,767			102,727
Total assets	$1,867,223			$1,906,431

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$312,314	$1,667	2.16%	$275,462	$1,463	2.15%
Money market accounts	286,953	1,515	2.14%	274,142	1,512	2.24%
Savings accounts	122,622	33	0.11%	132,905	37	0.11%
Time deposits:
$250,000 and more	172,241	1,646	3.88%	186,048	2,115	4.61%
Less than $250,000	264,713	2,364	3.62%	311,499	3,377	4.40%
Total interest-bearing deposits	$1,158,843	$7,225	2.53%	$1,180,056	$8,504	2.92%
Federal funds purchased	7	—	NM	8	—	NM
Federal Home Loan Bank advances	28,444	344	4.90%	110,556	1,308	4.80%
Subordinated debt, net	29,585	354	4.85%	29,517	354	4.87%
Total interest-bearing liabilities	$1,216,879	$7,923	2.64%	$1,320,137	$10,166	3.12%
Noninterest-bearing liabilities:
Demand deposits	437,244			426,947
Other Liabilities	23,092			23,071
Total liabilities	$1,677,215			$1,770,155
Shareholders' equity	190,008			136,276
Total liabilities and shareholders' equity	$1,867,223			$1,906,431
Net interest income		$15,923			$13,364

Net interest spread			2.80%			2.13%
Interest expense as a percent of average earning assets			1.81%			2.27%
Net interest margin (non-GAAP) (3)			3.63%			2.98%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% (Non-GAAP).
(2)
Annualized.
(3)
Refer to section entitled "Tax-Equivalent Net Interest Income" for the reconciliation of tax-equivalent net interest income.

NM - Not Meaningful

Tax-Equivalent Net Interest Income

The following table reconciles tax-equivalent net interest income, which is not a measurement under GAAP, to net interest income. Tax-equivalent net interest income (Non-GAAP) is calculated by adding the tax benefit on certain securities and loans, whose interest is tax-exempt, to total interest income then subtracting total interest expense. The tax rate used to calculate the tax benefit was 21% for 2026 and 2025.

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$20,713	$19,971
Interest Income - Securities and Other Interest-Earnings Assets	3,113	3,531
Interest Expense - Deposits	7,225	8,504
Interest Expense - Borrowings	698	1,662
Total Net Interest Income	$15,903	$13,336
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$20	$27
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	—	$1
Total Tax Benefit on Tax-Exempt Interest Income	$20	$28
Tax-Equivalent Net Interest Income	$15,923	$13,364

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

The year-over-year improvements in net interest income, tax-equivalent net interest income, net interest spread, and net interest margin primarily reflect a decrease in the average balances of interest-bearing liabilities and reductions in the average rates paid. Additionally, the impact of the balance sheet repositioning strategy completed in March 2025, pursuant to which the Company raised capital, increased cash on hand and replaced lower-yielding investment securities with higher yielding securities, and an increase in the average yield earned on loans contributed to the increase in net interest income during the three months ended March 31, 2026.

Net interest income, on a tax-equivalent basis, was $15.9 million and $13.4 million for the three months ended March 31, 2026 and 2025, respectively, an increase of $2.6 million, or 19.2%.

The Company's net interest spread and net interest margin increased 67 basis points and 65 basis points, respectively, for the three months ended March 31, 2026 compared to three months ended March 31, 2025. These increases are primarily attributable to the repositioning of the securities portfolio and reductions in the average rate paid on and average balances of time deposits. Ongoing margin pressures include loan demand unpredictability, deposit competition, and elevated funding costs.

Total average balance of securities increased by $4.4 million for the three months ended March 31, 2026 from the average balance in the prior year period due to purchases exceeding routine paydowns and maturities in the portfolio. The average yield on securities increased 141 basis points during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 reflecting the sale of lower-yielding securities and reinvestment into higher-yielding securities in the first quarter of 2025.

The total average loan balances for the three months ended March 31, 2026 remained level with the same period in 2025 reflecting growth in commercial real estate and home equity lines of credit loan portfolios, offset by the sale of a pool of mortgage loans totaling $18.8 million early in the first quarter of 2025 ahead of the Company's public offering, continued amortization of the marine loan portfolio as the Company is no longer accepting new marine business, and a net decrease in the commercial and industrial loan portfolio largely due to sales of SBA loans to the secondary market.

Total average balance of federal funds sold and interest-bearing deposits in other banks decreased $46.7 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, due to the payoff of maturing borrowings.

Total average interest-bearing deposit balances for three months ended March 31, 2026 decreased $21.2 million from the same period in 2025. Time deposits and savings accounts decreased $60.6 million and $10.3 million, respectively, partially offset by NOW and money market accounts which increased $36.9 million and $12.8 million, respectively. The average rate paid on interest-bearing deposits decreased 39 basis points during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 reflecting lower average rates paid on time deposits.

The average balance of FHLB advances decreased $82.1 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to maturing advances that were not replaced with new borrowings. During the three months ended March 31, 2026 the Company's remaining FHLB borrowings were fully paid down, which materially reduced our reliance on wholesale funding.

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

The following table provides information about changes in rate and volume (dollars in thousands):

	Three Months Ended March 31, 2026 from 2025
	Increase (Decrease) Due to:
	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$36	$425	$461
Tax-exempt	(2)	(2)	(4)
Loans:
Taxable	(104)	872	768
Tax-exempt	(34)	1	(33)
Federal funds sold and interest-bearing deposits in other banks	(465)	(411)	(876)
Total earning assets	$(569)	$885	$316

Interest-Bearing Liabilities:
NOW accounts	$197	$7	$204
Money market accounts	67	(64)	3
Savings accounts	(4)	—	(4)
Time deposits:
$250,000 and more	(150)	(319)	(469)
Less than $250,000	(465)	(548)	(1,013)
Total interest-bearing deposits	$(355)	$(924)	$(1,279)
Federal Home Loan Bank advances	(992)	28	(964)
Total interest-bearing liabilities	$(1,347)	$(896)	$(2,243)
Change in net interest income	$778	$1,781	$2,559

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

The following table presents the provision for credit losses:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Provision for credit losses on loans	$1,972	$1,146	$826	72%
Provison for (recovery of) credit losses on unfunded commitments	(11)	87	(98)	(113)%
Provison for credit losses	$1,961	$1,233	$728	59%

The provision for credit losses for the three months ended March 31, 2026 and 2025 included the impact of net losses and specific reserve allocations on individually evaluated nonaccrual loans and reflected management's estimate of forecasted economic conditions and changes in loan balances.

During the three months ended March 31, 2026, net recoveries totaled $34 thousand compared to net charge-offs totaling $891 thousand during the three months ended March 31, 2025.

Specific reserve allocations totaled $2.1 million at March 31, 2026 primarily reflecting four commercial loan relationships, three of which are commercial and industrial relationships and one includes both commercial and industrial and commercial real estate loans. The specific reserves on these four relationships comprised $1.7 million, or 81%, of the total allocation at March 31, 2026. At March 31, 2025, specific reserve allocations totaled $152 thousand consisting of two commercial loan relationships.

The increase in the specific reserve allocation at March 31, 2026 was primarily attributable to two commercial and industrial relationships for which new or increased specific allocations were recorded during the first quarter of 2026, driven by updated collateral information. Additional appraisals on certain nonaccrual and individually evaluated loans have been ordered and are expected to be received in the middle to late portion of the second quarter of 2026. The results of these appraisals may indicate that further specific reserves are warranted on certain existing nonaccrual or impaired loans, which could result in additional provisioning in future periods.

Noninterest Income

Total noninterest income (loss) was $4.9 million and $(8.6) million for the three months ended March 31, 2026 and 2025, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three months ended March 31, 2026 and 2025, which are included within the respective Consolidated Statements of Operations headings.

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Wealth management fees	$1,782	$1,681	$101	6%
Service charges on deposit accounts	556	492	64	13%
Other service charges and fees	921	972	(51)	(5)%
(Loss) on sale of securities	—	(12,425)	12,425	NM
(Loss) on disposal of bank premises and equipment	—	(16)	16	NM
Gain on sale of loans	1,012	429	583	136%
Small business investment company income	266	20	246	1230%
Bank owned life insurance income	284	273	11	4%
Other operating income	107	20	87	435%
Total noninterest income (loss)	$4,928	$(8,554)	$13,482	158%

NM - Not Meaningful

Wealth management fee income increased from 2025 to 2026. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management, which has increased $48.5 million, or 9.22%, to $574.4 million since March 31, 2025. Additionally, per transaction fees for estates and other services have also contributed to the year over year increase in revenue. Partially offsetting these increases was a decrease in investment sales commissions.

The Company executed balance sheet repositioning transactions within its investment securities portfolio during March 2025. The sale of $99.2 million of available for sale debt securities, with a fair value of $86.8 million, resulted in a net pre-tax loss of $12.4 million during three months ended March 31, 2025. There was no sale of available for sale debt securities in the three months ended March 31, 2026 .

Gain on sale of loans increased during the three months ended March 31, 2026 when compared to the same period in 2025. The Company sold $24.1 million in mortgage loans on the secondary market, consisting of $16.6 million of loans originated for sale and $7.5 million of SBA commercial loans during the three months ended March 31, 2026. This compares to loan sales of $16.9 million, consisting of $14.9 million of loans originated for sale and $2.0 million SBA commercial loans, during the three months ended March 31, 2025. Additionally, during three months ended March 31, 2025 a pool of $18.8 million residential mortgage loans held for investment was sold at par.

Income from holdings in small business investment companies increased during three months ended March 31, 2026, compared to the same period in 2025. The increase during the current year period is mainly attributed to higher cash distributions received, based on the results of their performance and difference in timing of distributions.

Noninterest Expenses

Total noninterest expenses increased $1.6 million, or 13%, for the three months ended March 31, 2026 compared to the same period in 2025. The following table presents the components of noninterest expense for the three months ended March 31, 2026 and 2025, which are included within the respective Consolidated Statements of Operations headings.

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Salaries and employee benefits	$8,229	$7,179	$1,050	15%
Occupancy expenses	666	662	4	1%
Equipment expenses	462	423	39	9%
Advertising and marketing expenses	191	183	8	4%
Stationary and supplies	46	42	4	10%
ATM network fees	327	362	(35)	(10)%
Other real estate owned expense (gain), net	(5)	—	(5)	NM
Loss on sale of repossessed assets	39	133	(94)	(71)%
FDIC assessment	227	322	(95)	(30)%
Computer software expense	354	282	72	26%
Bank franchise tax	481	367	114	31%
Professional fees	604	563	41	7%
Data processing fees	486	550	(64)	(12)%
Loan servicing expense	269	237	32	14%
Other operating expenses	1,836	1,284	552	43%
Total noninterest expenses	$14,212	$12,589	$1,623	13%

NM - Not Meaningful

Salaries and employee benefits increased during the three months ended March 31, 2026 over 2025, primarily reflecting increases in salaries, employee insurance expense, employer 401(k) expense, and stock-based compensation expense. The Company's number of full-time equivalent employees ("FTE's") has increased from 233 at March 31, 2025 to 253 at March 31, 2026.

One repossessed marine vessel was sold during the first quarter of 2026, resulting in the recognition of a $39 thousand loss compared to the sale of three repossessed marine vessels during the first quarter 2025 which resulted in a loss of $133 thousand.

FDIC assessment expense, which is based in part on asset size and capital levels, decreased during the three months ended March 31, 2026 compared to the same periods in 2025. The decrease in FDIC assessment reflects an improvement in the capital adequacy and financial ratio portions of the assessment rate for the year ended December 31, 2025 compared to December 31, 2024 largely due to the capital raise completed in early 2025.

Bank Franchise tax increased during the three months ended March 31, 2026 compared to the same period in 2025 due to a higher estimate for 2026, reflective of the Company's capital level.

Other operating expenses increased by $552 thousand, or 43% during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, largely reflecting higher expenses related to volume based costs and loan collection costs, an increase in director expenses, and higher charitable contributions.

Efficiency Ratio

The efficiency ratio of the Company was 67.97% and 72.20% for the three months ended March 31, 2026 and 2025, respectively. The improvement in the efficiency ratio during 2026 reflects an increase in net interest and noninterest income, which was partially offset by an increase in noninterest expenses. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income. The Company adjusts for non-recurring items such as gains and losses on the investment portfolio and other gains/losses from OREO, repossessed assets, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$14,212	$12,589
Less: Loss on sale of repossessed assets	39	133
Adjusted noninterest expenses (Non-GAAP)	$14,173	$12,456

Net interest income	15,903	13,336

Noninterest income (loss) (GAAP)	4,928	(8,554)
Less: (Loss) on the sale and disposal of premises and equipment	—	(16)
Less: (Loss) on the sale of securities	—	(12,425)
Adjusted noninterest income (Non-GAAP)	$4,928	$3,887
Tax equivalent adjustment (1)	20	28
Total net interest income and noninterest income, adjusted (Non-GAAP)	$20,851	$17,251

Efficiency ratio	67.97%	72.20%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

The following table presents the Company's income tax provision (benefit) and effective tax rate for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Income tax expense (benefit)	$918	$(2,066)
Effective income tax rate	19.71%	(22.85)%

Income tax expense for the three months ended March 31, 2026 was comprised of federal and state income taxes of $874 thousand and $44 thousand, respectively. For the three months ended March 31, 2025, the Company recognized a net income tax benefit of $2.1 million, which represented a federal income tax benefit partially offset by state income taxes of $1 thousand. The increase in income tax expense reflects the level of net income recognized during the first quarter of 2026 compared to a net loss recognized in the first quarter of 2025.

The effective tax rate for the three months ended March 31, 2026 was below the statutory rate of 21% due primarily to the recognition of tax-exempt life insurance income. The effective tax rate was also impacted by tax-exempt income on investment securities and loans, qualified rehabilitation credits and tax credits on qualified affordable housing project investments. The effective tax rate for the three months ended March 31, 2025 was also impacted by the balance sheet repositioning transaction previously discussed in the "Non-GAAP Financial Measures" section above.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. See Note 16 to the Consolidated Financial Statements.

The following table presents a summarized statement of operations for the community banking business segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Interest Income	$21,594	$20,796	$798	4%
Interest Expense	6,755	8,616	(1,861)	(22)%
Net interest income	$14,839	$12,180	$2,659	22%
Gain on sales of loans	1,012	429	583	136%
(Loss) on the sale of securities	—	(12,425)	12,425	NM
Other noninterest income	2,091	1,718	373	22%
Net Revenue	17,942	1,902	16,040	843%
Provision for credit losses	1,942	1,377	565	41%
Noninterest expense	13,327	11,712	1,615	14%
Income (Loss) before taxes	2,673	(11,187)	13,860	(124)%
Income tax expense (benefit)	525	(2,506)	3,031	121%
Net Income (Loss)	$2,148	$(8,681)	$10,829	(125)%

Net interest income increased during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 primarily due to income earned on: i) non-marine loans; ii) the investment securities portfolio, which was restructured in the first quarter of 2025 to sell and replace lower yielding investments with higher yielding securities; iii) reduction in time deposit interest expense due primarily to lower average rates paid; and iv) reduction in borrowings interest expense as FHLB advances have matured. These increases were partially offset by a decrease in the level of interest-earning deposits balances in other banks as cash was deployed to payoff the Company's remaining FHLB advances, as well as an increase in customer NOW and money market deposit balances.

Provision for credit losses reflects net recoveries totaling $34 thousand and net charge-offs totaling $891 thousand for the three months ended March 31, 2026 and 2025, respectively, as well as specific reserves of $2.1 million and $152 thousand, respectively. The increase in the specific reserve was primarily attributable to two commercial and industrial relationships for which new or increased specific allocations were recorded during the first quarter of 2026.

Loss on the sale of securities during the three months ended March 31, 2025 resulted from the Company's execution of balance sheet repositioning transactions within its investment securities portfolio in March 2025. Available for sale debt securities totaling $99.2 million, with a fair value of $86.8 million, were sold and a pre-tax loss of $12.4 million was recognized.

The increase in income tax expense during the three months ended March 31, 2026 was due to the Company's net income compared to its net loss recorded during three months ended March 31, 2025, which was directly related to the recognized loss on the sale of securities during the 2025 period.

The following table presents a summarized statement of operations for the marine lending segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Interest Income	$2,232	$2,706	$(474)	(18)%
Interest Expense (1)	814	1,196	(382)	(32)%
Net interest income	$1,418	$1,510	$(92)	(6)%
Gain on sales of loans	—	—	—	—%
Other noninterest income	—	—	—	—%
Net Revenue	1,418	1,510	(92)	(6)%
Provision for (recovery of) credit losses	19	(144)	163	(113)%
Noninterest expense	93	104	(11)	(11)%
Income before taxes	1,306	1,550	(244)	(16)%
Income tax expense	274	326	(52)	(16)%
Net Income	$1,032	$1,224	$(192)	(16)%

(1) Allocation of interest expense is a function of the Bank's internal cost of funds rate and the average loan balance of the marine lending portfolio.

Net revenues declined due to pay downs in the portfolio, which are not being replaced with new loan originations. The marine loan portfolio totaled $170.2 million and $203.5 million at March 31, 2026 and March 31, 2025, respectively.

Provision for credit losses increased reflecting an increase in the historical loss factor, which was partially offset by declining loan balances during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

The following table presents a summarized statement of operations for the wealth management segment for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Interest Income	$—	$—	$—	—%
Interest Expense	—	—	—	—%
Net Interest Income	$—	$—	$—	—%
Gain on sales of loans	—	—	—	—%
Other noninterest income	$1,825	$1,724	$101	5.86%
Net Revenue	1,825	1,724	101	6%
Provision for credit losses	—	—	—	—%
Noninterest expense	675	683	(8)	(1)%
Income before taxes	1,150	1,041	109	10%
Income tax expense	242	219	23	11%
Net Income	$908	$822	$86	10%

Net revenue increased during the three months ended March 31, 2026 over the 2025 periods due to increases in trust services income reflecting fees earned on a higher level of assets under management and estate settlements, partially offset by a decrease in investment sales revenue. Assets under management were $574.4 million and $525.9 million at March 31, 2026 and 2025, respectively.

FINANCIAL CONDITION

Select financial condition data is presented in the following table:

	March 31,	December 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Securities available for sale	$115,370	$119,543	$(4,173)	(3)%
Loans	1,458,859	1,473,077	(14,218)	(1)%
Allowance for credit losses	(17,326)	(15,320)	(2,006)	13%
Total assets	1,838,360	1,888,626	(50,266)	(3)%
Total deposits	1,598,219	1,607,360	(9,141)	(1)%
FHLB advances	—	40,000	(40,000)	(100)%
Total shareholders' equity	190,326	188,839	1,487	1%

Securities

The carrying amounts of the Company's available for sale securities are as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Obligations of U.S. government corporations and agencies	$7,204	6%	$7,444	6%
U.S. Treasury securities	9,872	9%	10,001	8%
Mortgage-backed securities	72,256	63%	75,129	63%
Collateralized mortgage obligations	22,069	19%	22,495	19%
Subordinated debt	3,969	3%	4,474	4%
Total securities available for sale at fair value	$115,370	100%	$119,543	100%

Total securities available for sale decreased $4.2 million, or 3.49% during the three months ended March 31, 2026. The Company purchased $9.8 million of securities during the three months ended March 31, 2026 and had total maturities, calls, and principal repayments of $13.3 million. There were no sales during the three months ended March 31, 2026.

Net unrealized loss on available for sale securities was $7.5 million at March 31, 2026 as compared to a net unrealized loss of $6.7 million at December 31, 2025. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

The primary cause of the unrealized losses at March 31, 2026 and December 31, 2025 was changes in market interest rates, rather than other market conditions or credit concerns of the issuers over the time between purchase and measurement periods. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Details of the Company's loan portfolio are presented below:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Mortgage real estate loans:
HELOCs	$58,784	4%	$58,640	4%
Residential First Lien - Investor	107,084	7%	107,307	7%
Residential First Lien - Owner Occupied	176,378	12%	178,807	12%
Residential Junior Liens	10,775	1%	10,724	1%
Total residential real estate loans	353,021	24%	355,478	24%
Commercial - Owner Occupied	313,161	21%	298,853	20%
Commercial - Non-Owner Occupied & Multifamily	389,878	27%	398,926	27%
Total commercial real estate loans	703,039	48%	697,779	47%
Construction & Secured by Farmland	82,594	6%	82,336	6%
Total mortgage real estate loans	1,138,654	78%	1,135,593	77%
Commercial and industrial loans	101,289	7%	113,224	8%
Marine loans	170,217	12%	175,639	12%
Consumer loans	30,495	2%	28,742	2%
Other loans	12,915	1%	14,264	1%
Total loans	1,453,570	100%	1,467,462	100%
Net deferred loans costs and premiums	5,289		5,615
Gross loans	$1,458,859		$1,473,077

Gross loans were $1.46 billion and $1.47 billion at March 31, 2026 and December 31, 2025, respectively. This represents a decrease of $14.2 million, or 0.97%, during the three months ended March 31, 2026. The ratio of gross loans to deposits decreased during the three months ended March 31, 2026 from 91.65% at December 31, 2025 to 91.28% at March 31, 2026 reflecting the decrease in gross loans, mostly offset by a .57% decrease in deposits during the same time period.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. The decline in gross loans is primarily attributable to SBA loan sales, marine loan portfolio paydowns, and significant payoffs of matured commercial and industrial and municipal notes. This decline was partially offset by growth within the commercial real estate loan portfolio.

During the three months ended March 31, 2026, through the normal course of business, $24.1 million in loans were sold, consisting of $16.6 million in mortgage loans originated for sale and $7.5 million of SBA commercial loans.

Commercial real estate loans increased during the three months ended March 31, 2026 with growth in the owner occupied portfolio. The Company experienced steady activity across commercial business lines reflecting its focus on relationship-based lending in its core markets.

Marine loans are declining due to normal paydowns and payoffs only as the Company is no longer accepting new marine business. At present, the Company expects to hold the remaining outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in Note 1 to the Consolidated Financial Statements in the 2025 Form 10-K.

The following table presents the activity in the allowance for credit losses on loans and related ratios for the periods indicated:

	Three Months Ended
	March 31,
(dollars in thousands)	2026	2025
Balance at beginning of period	$15,320	$15,027
Charge-Offs
Construction & secured by farmland	—	—
Residential real estate	—	—
Commercial real estate	—	(971)
Commercial	(82)	(49)
Marine	—	—
Consumer	(26)	(33)
Other	(47)	(23)
Total charge-off's	(155)	(1,076)
Recoveries
Construction & secured by farmland	1	2
Residential real estate	145	153
Commercial real estate	—	—
Commercial	25	15
Marine	—	—
Consumer	9	8
Other	9	7
Total recoveries	189	185
Net recoveries (charge-off's )	34	(891)
Provision for credit losses on loans	1,972	1,146
Balance at end of period	$17,326	$15,282
Net recoveries (charge-off's) to average loans (annualized)	0.01%	(0.25)%
Allowance for credit losses on loans as a percentage of gross loans	1.19%	1.05%

During the three months ended March 31, 2026, the Company recorded net recoveries of $34 thousand primarily due to a recovery on a residential mortgage loan. Charge-offs during three months ended March 31, 2026 primarily consisted of one commercial loan secured by equipment and writeoffs of overdraft and credit card accounts.

During the three months ended March 31, 2025, charge-offs were primarily related to one non-owner occupied commercial loan relationship consisting of four residential multifamily income producing properties. Recoveries were $185 thousand resulting in net charge-offs of $891 thousand for the three months ended March 31, 2025.

The increase of 14 basis points in the allowance for credit losses on loans to gross loans ratio largely reflects the increase in specific reserve allocations required at March 31, 2026. The increase was also attributable to changes in historical loss ratios, primarily within the consumer and non‑owner occupied commercial real estate portfolios.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Credit Risk, Nonperforming Assets and Other Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk on a quarterly basis. The following table presents credit risk ratings as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Risk categories
Pass	$1,383,705	95%	$1,396,752	95%
Special Mention	49,653	4%	54,752	4%
Classified	20,212	1%	15,958	1%
Total loans	$1,453,570	100%	$1,467,462	100%

Loans risk rated as special mention, which exhibit negative trends and potential weaknesses include loans with stale financial information. Of the total special mention loans, $37.0 million had stale financial information at March 31, 2026 compared to $35.7 million at December 31, 2025.

Loans risk rated as classified, include substandard, doubtful, and loss loans increased primarily due to one commercial real estate relationship being downgraded from special mention to classified during the first quarter of 2026 due to cash flow concerns. This relationship consists of a non-owner occupied office building that is active, accruing and current at March 31, 2026.

All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity.

Nonperforming assets and related ratios are detailed in the table below:

(dollars in thousands)	March 31, 2026	December 31, 2025
Nonaccrual loans	$14,711	$14,398
Loans past due 90 days or more and accruing interest	13	60
Other real estate owned and repossessed assets	—	135
Total nonperforming assets	$14,724	$14,593

Allowance for credit losses on loans	$17,326	$15,320

Gross loans	$1,458,859	$1,473,077

Allowance for credit losses on loans to nonperforming assets	118%	105%

Allowance for credit losses on loans to total gross loans	1.19%	1.04%

Allowance for credit losses on loans to nonaccrual loans	118%	106%

Nonaccrual loans to total gross loans	1.01%	0.98%

Non-performing assets to period end gross loans, other real estate owned and repossessed assets	1.01%	0.99%

Nonperforming assets increased slightly during the three months ended March 31, 2026, reflecting the addition of two small loans to nonaccrual status, partially offset by the sale of one repossessed assets.

Total past due loans, as disclosed in Note 5 to the Consolidated Financial Statements, increased by $2.5 million and totaled $19.4 million at March 31, 2026 compared to $16.9 million at December 31, 2025. The increase in past due loans primarily reflects loans secured by commercial real estate in the past due 30-59 days category. One owner occupied commercial real estate loan totaling $4.4 million became past due and a non-owner occupied commercial real estate loan totaling $1.9 million moved into current status during the three months ended March 31, 2026. Both of these loans are rated special mention.

Nonaccrual loans are risk rated as classified and comprised the majority of the classified loan balance as previously described. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At March 31, 2026 total specific reserves of $2.1 million were required primarily reflecting four commercial relationships, compared to specific reserves of $467 thousand at December 31, 2025.

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

Deposits

Total deposits were $1.60 billion and $1.61 billion at March 31, 2026 and December 31, 2025, respectively. This represents a decrease of $9.1 million or 0.57% during the three months ended March 31, 2026.

The following table provides the composition of total deposits at March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Noninterest bearing demand deposits	$455,107	$432,171	$22,936	5%
NOW accounts	309,903	322,687	(12,784)	(4)%
Money market accounts	294,810	282,828	11,982	4%
Regular savings accounts	123,609	123,030	579	0%
Time deposits less than $250,000	239,897	262,390	(22,493)	(9)%
Time deposits $250,000 and more	174,893	184,254	(9,361)	(5)%
Total deposits	$1,598,219	$1,607,360	$(9,141)	(1)%
Core deposits (1)	$1,334,448	$1,304,733	29,715	2%
Core deposits as a percent of total deposits	83%	81%
Non-core deposits (2)	$263,771	$302,627	(38,856)	(13)%
Non-core deposits as a percent of total deposits	17%	19%

(1) Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, excluding wholesale or brokered deposits.

(2) Non-core deposits consist of brokered deposits, CDARs and time deposits of $250,000 or more.

The decline in deposits was due to a decrease in non-core deposits of $38.9 million, reflecting runoff of higher cost deposits, partially offset by core deposits which increased $29.7 million during the three months ended March 31, 2026. The increase in core deposits was in line with management's effort to grow these deposits to support loan expansion.

In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds also affects the cost of time deposits. Marketing efforts, including rate specials and emphasis on customer relationships are utilized to maintain maturing accounts and to acquire new time deposit accounts. At March 31, 2026, over 86% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at March 31, 2026 was $190.3 million, reflecting a percentage of total assets of 10.35%, as compared to $188.9 million and 10.00% at December 31, 2025. The $1.5 million increase in shareholders’ equity was primarily due to net operating income of $3.7 million earned during the three months ended March 31, 2026, partially offset by an increase in unrealized losses on available for sale securities amounting to $705 thousand, net of tax and dividends declared of $1.7 million. During each of the three months ended March 31, 2026 and 2025, the Company declared dividends of $0.31. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At March 31, 2026, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At March 31, 2026 and December 31, 2025, the Bank's regulatory capital and related ratios were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	212,828	211,730
Nonmortgage servicing assets	(742)	(637)
Total Tier 1 capital	$223,541	$222,548
Common equity tier 1 capital	$223,541	$222,548
Tier 2 Capital:
Allowable portion of allowance for credit losses and reserve for off-balance sheet commitments	$17,641	$15,128
Total Tier 2 capital	$17,641	$15,128
Total risk-based capital	$241,182	$237,676

Risk weighted assets	$1,544,456	$1,530,835

Capital Ratios:
Common equity Tier 1 capital ratio	14.47%	14.54%
Tier 1 risk-based capital ratio	14.47%	14.54%
Total risk-based capital ratio	15.62%	15.53%
Tier 1 leverage ratio	11.94%	11.68%

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At March 31, 2026, liquid assets totaled $429.1 million as compared to $423.4 million at December 31, 2025. These amounts represented 26.04% and 24.91% of total liabilities at March 31, 2026 and December 31, 2025, respectively. The increase during the first quarter of 2026 was primarily due to an increase in unpledged securities classified as available for sale as well as an increase in balance of loans maturing within one year, offset by lower levels of deposits with other institutions and federal funds sold.

The Company generally attempts to minimize liquidity demand by primarily utilizing core deposits to fund asset growth. Securities provide a constant source of liquidity through paydowns and maturities. Also, the Company maintains short-term borrowing arrangements, including the Federal Reserve discount window and federal funds lines of credit with larger financial institutions as additional sources of liquidity. The Bank’s membership with the Federal Home Loan Bank of Atlanta provides a source of borrowings with numerous rate and term structures. The Company’s senior management monitors the liquidity position regularly and attempts to maintain a position which utilizes available funds most efficiently.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

There have been no material changes in off-balance sheet arrangements and contractual obligations as reported in the 2025 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in Quantitative and Qualitative Disclosures about Market Risk as reported in the 2025 Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the first quarter of 2026 pursuant to its Stock Repurchase Program ("the Program"). On June 18, 2025, the Board of Directors of the Company re-authorized the purchase of up to 150,000 shares for repurchase under the Program. The Program expires on June 30, 2026.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				149,182
January 1 - January 31, 2026	7,235	$39.30	7,235	141,947
February 1 - February 28, 2026	—	—	7,235	141,947
March 1 - March 31, 2026	—	—	7,235	141,947
	7,235	$39.30	7,235	141,947

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

The Bank is a member in Bankers Title Shenandoah, LLC, which is an investor in Bearing Insurance Group, LLC ("Bearing"). On May 1, 2026, Bearing was sold to an unaffiliated third party. Based on the Company's ownership percentage in Bearing, a pre-tax gain of approximately $3.5 million is estimated to be recognized from this sale and included in the Company's financial results for the second quarter of 2026.

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

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 11th day of May, 2026.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer