Form 10-Q
period 2026-06-30
EAGLE FINANCIAL SERVICES INC
filed 2026-08-10
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of August 4, 2026 was 5,411,615.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)	*
Assets
Cash and due from banks	$18,281	$13,942
Interest-bearing deposits with other institutions	71,169	103,984
Federal funds sold	54,542	99,268
Total cash and cash equivalents	$143,992	$217,194
Securities available for sale, at fair value, amortized cost of $120,152 and $126,197, respectively	112,466	119,543
Restricted investments, at cost	1,875	3,786
Loans held for sale	5,974	4,786
Loans	1,499,351	1,473,077
Allowance for credit losses	(18,306)	(15,320)
Net Loans	$1,481,045	$1,457,757
Bank premises and equipment, net	14,974	14,906
Bank owned life insurance	32,293	31,720
Other assets	54,746	38,934
Total assets	$1,847,365	$1,888,626
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$463,086	$432,171
Savings and interest bearing demand deposits	720,714	728,545
Time deposits	418,135	446,644
Total deposits	$1,601,935	$1,607,360
Federal funds purchased	11	—
Federal Home Loan Bank advances, long-term	—	40,000
Subordinated debt, net of unamortized issuance costs	29,613	29,579
Other liabilities	21,901	22,848
Total liabilities	$1,653,460	$1,699,787
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2026, 5,411,615 including 86,912 shares of unvested restricted stock; issued and outstanding 2025, 5,374,205 including 68,476 shares of unvested restricted stock	13,311	13,264
Surplus	65,189	64,720
Retained earnings	121,481	116,115
Accumulated other comprehensive loss	(6,076)	(5,260)
Total shareholders’ equity	$193,905	$188,839
Total liabilities and shareholders’ equity	$1,847,365	$1,888,626

See Notes to Consolidated Financial Statements

* Derived from the consolidated audited financial statements.

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Operations (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$21,744	$20,409	$42,457	$40,380
Interest and dividends on securities available for sale:
Taxable interest income	1,188	1,142	2,418	1,837
Interest income exempt from federal income taxes	—	—	—	3
Dividends	67	117	143	267
Interest on deposits in banks	1,200	3,060	2,898	5,704
Interest on federal funds sold	176	87	285	126
Total interest and dividend income	$24,375	$24,815	$48,201	$48,317
Interest Expense
Interest on deposits	$7,050	$8,263	$14,275	$16,767
Interest on Federal Home Loan Bank advances	—	499	344	1,807
Interest on subordinated debt	355	355	709	709
Total interest expense	$7,405	$9,117	$15,328	$19,283
Net interest income	$16,970	$15,698	$32,873	$29,034
Provision for Credit Losses	3,503	668	5,464	1,901
Net interest income after provision for credit losses	$13,467	$15,030	$27,409	$27,133
Noninterest Income
Wealth management fees	$2,197	$1,650	$3,979	$3,331
Service charges on deposit accounts	563	517	1,119	1,009
Other service charges and fees	1,028	1,060	1,949	2,032
(Loss) on the sale of bank premises and equipment	(4)	—	(4)	(16)
(Loss) on the sale of securities	—	—	—	(12,425)
Gain on sale of loans	646	1,104	1,658	1,533
Gain on sale of other assets	3,486	—	3,486	—
Small business investment company income	110	133	376	153
Bank owned life insurance income	289	278	573	551
Other operating income	275	175	382	195
Total noninterest income (loss)	$8,590	$4,917	$13,518	$(3,637)
Noninterest Expenses
Salaries and employee benefits	$9,212	$7,845	$17,441	$15,024
Occupancy expenses	613	598	1,279	1,260
Equipment expenses	451	401	913	824
Advertising and marketing expenses	295	152	486	335
Stationery and supplies	30	35	76	77
ATM network fees	326	332	653	694
Other real estate owned expense (gain), net	—	—	(5)	—
Loss on sale of repossessed assets	—	—	39	133
FDIC assessment	169	254	396	576
Computer software expense	422	325	776	607
Bank franchise tax	530	381	1,011	748
Professional fees	551	641	1,155	1,204
Data processing fees	591	633	1,077	1,183
Loan servicing expense	260	262	529	499
Other operating expenses	2,081	1,540	3,917	2,824
Total noninterest expenses	$15,531	$13,399	$29,743	$25,988
Income (loss) before income taxes	$6,526	$6,548	$11,184	$(2,492)
Income Tax Expense (Benefit)	1,545	1,278	2,463	(788)
Net Income (Loss)	$4,981	$5,270	$8,721	$(1,704)
Earnings (Loss) Per Share
Net income (loss) per common share, basic	$0.92	$0.98	$1.61	$(0.34)
Net income (loss) per common share, diluted	$0.92	$0.98	$1.61	$(0.34)

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$4,981	$5,270	$8,721	$(1,704)
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of reclassification adjustments, net of deferred income tax (benefit) expense of $(29) and $(179) for the three months ended June 30, 2026 and 2025, respectively and $(216) and $3,014 for the six months ended June 30, 2026 and 2025 respectively.	(111)	(669)	(816)	11,344
Total other comprehensive (loss) income	(111)	(669)	(816)	11,344
Total comprehensive income	$4,870	$4,601	$7,905	$9,640

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
December 31, 2024	$8,714	$14,901	$114,012	$(18,640)	$118,987
Net loss	—	—	(6,974)	—	(6,974)
Other comprehensive income	—	—	—	12,013	12,013
Vesting of restricted stock awards, stock incentive plan (25,717 shares)	64	(64)	—	—	—
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, public offering, net (1,796,875 shares)	4,492	49,009	—	—	53,501
Repurchase and retirement of common stock (7,348 shares)	(18)	(247)	—	—	(265)
Dividends declared ($0.31 per share)	—	—	(1,110)	—	(1,110)
March 31, 2025	$13,252	$63,922	$105,928	$(6,627)	$176,475
Net income	—	—	5,270	—	5,270
Other comprehensive (loss)	—	—	—	(669)	(669)
Vesting of restricted stock awards, stock incentive plan (4,889 shares)	12	(12)	—	—	—
Stock-based compensation expense	—	290	—	—	290
Repurchase and retirement of common stock (1,432 shares)	(4)	(46)	—	—	(50)
Dividends declared ($0.31 per share)	—	—	(1,668)	—	(1,668)
June 30, 2025	$13,260	$64,154	$109,530	$(7,296)	$179,648

December 31, 2025	$13,264	$64,720	$116,115	$(5,260)	$188,839
Net income	—	—	3,740	—	3,740
Other comprehensive (loss)	—	—	—	(705)	(705)
Stock-based compensation expense	—	413	—	—	413
Vesting of restricted stock awards, stock incentive plan (26,209 shares)	65	(65)	—	—	—
Repurchase and retirement of common stock (7,235 shares)	(18)	(266)	—	—	(284)
Dividends declared ($0.31 per share)	—	—	(1,677)	—	(1,677)
March 31, 2026	$13,311	$64,802	$118,178	$(5,965)	$190,326
Net income	—	—	4,981	—	4,981
Other comprehensive (loss)	—	—	—	(111)	(111)
Stock-based compensation expense	—	387	—	—	387
Dividends declared ($0.31 per share)	—	—	(1,678)	—	(1,678)
June 30, 2026	$13,311	$65,189	$121,481	$(6,076)	$193,905

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash Flows from Operating Activities
Net income (loss)	$8,721	$(1,704)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	419	389
Amortization of other assets	428	543
Origination of loans held for sale	(53,579)	(42,521)
Proceeds from sale of loans held for sale	54,046	43,418
Net (gain) on sales of loans	(1,658)	(1,528)
Provision for credit losses	5,464	1,901
(Gain) on the sale of portfolio loans	—	(5)
Loss on the sale and disposal of premises and equipment	4	16
Loss on the sale of repossessed assets	39	133
Loss on the sale of securities	—	12,425
(Gain) on the sale of other assets	(3,486)	—
Amortization of subordinated debt issuance costs	34	33
Stock-based compensation expense	800	613
(Accretion) of premiums and discounts on debt securities and loans, net	(515)	(273)
Bank-owned life insurance income	(573)	(551)
Changes in assets and liabilities:
(Increase) in other assets	(17,419)	(539)
(Decrease) in other liabilities	(952)	(3,984)
Net cash (used in) provided by operating activities	$(8,227)	$8,366
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$16,289	$6,899
Proceeds from the sale of securities available for sale	—	86,822
Purchases of securities available for sale	(9,824)	(91,155)
Proceeds from the sale of restricted investments	1,931	3,815
Purchases of restricted investments	(20)	(44)
Purchases of bank premises and equipment	(491)	(799)
Proceeds from the sale of bank premises and equipment	—	40
Proceeds from the sale of repossessed assets	96	381
Proceeds from sale of other assets	5,061	—
Proceeds from the sale of portfolio loans	—	18,772
Net (increase) decrease in loans	(28,964)	8,290
Funding of capital commitments related to other investments	—	(492)
Net cash (used in) provided by investing activities	$(15,922)	$32,529
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$23,084	$217,456
Net (decrease) in time deposits	(28,509)	(26,088)
Net increase in federal funds purchased	11	172
Repayments of short-term Federal Home Loan Bank advances	—	(25,000)
Repayments of long-term Federal Home Loan Bank advances	(40,000)	(55,000)
Net proceeds from issuance of common stock in public offering	—	53,501
Repurchase and retirement of common stock	(284)	(315)
Cash dividends paid	(3,355)	(2,778)
Net cash (used in) provided by financing activities	$(49,053)	$161,948
(Decrease) increase in cash and cash equivalents	$(73,202)	$202,843
Cash and Cash Equivalents
Beginning	217,194	193,159
Ending	$143,992	$396,002
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$15,549	$20,125
Income taxes	$419	$1,200
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(1,032)	$14,358
Repossessed assets acquired in settlement of loans	$302	$186
Lease liabilities arising from right-of-use assets	$204	$773

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2026

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at June 30, 2026 and December 31, 2025, the results of operations and the changes in shareholders' equity for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restricted period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which cliff vest based on meeting performance measures over a three year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of June 30, 2026, there was $1.7 million of unrecognized compensation cost related to nonvested restricted stock, with a weighted average remaining term of 2.01 years.

The following table presents restricted stock activity for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	68,476	$33.96	64,043	$32.02
Granted	45,406	39.44	39,545	36.40
Vested	(26,209)	34.50	(30,606)	33.02
Forfeited	(761)	39.44	(875)	35.95
Nonvested, end of period	86,912	36.61	72,107	33.95

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and six months ended June 30, 2026 and 2025. During 2026 and 2025, there were no potentially dilutive securities outstanding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Average number of common shares outstanding used to calculate basic and diluted earnings per share	5,412,016	5,378,214	5,412,018	4,977,482

NOTE 4. Securities

Amortized costs and fair values of securities available for sale at June 30, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	June 30, 2026
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,093	$—	$(83)	7,010
U.S. treasury securities	9,972	—	(8)	9,964
Mortgage-backed securities	76,930	39	(7,110)	69,859
Collateralized mortgage obligations	21,907	—	(377)	21,530
Subordinated debt	4,250	2	(149)	4,103
	$120,152	$41	$(7,727)	$112,466

	December 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,458	$2	$(16)	$7,444
U.S. treasury securities	9,999	2	—	10,001
Mortgage-backed securities	81,492	480	(6,843)	75,129
Collateralized mortgage obligations	22,498	84	(87)	22,495
Subordinated debt	4,750	—	(276)	4,474
	$126,197	$568	$(7,222)	$119,543

The Company has elected to exclude accrued interest receivable, totaling $457 thousand and $669 thousand at June 30, 2026 and December 31, 2025, respectively from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at June 30, 2026 and December 31, 2025 was $1.6 million and $1.4 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets.

In March 2025, balance sheet repositioning transactions were executed. The Bank sold available for sale securities with an amortized cost balance of $99.2 million and reinvested $66.0 million into purchases of available for sale securities. The sale of securities resulted in a net realized pre-tax loss of $12.4 million recognized during the six months ended June 30, 2025. There were no sales of available for sale securities during the three months ended June 30, 2025 or the three and six months ended June 30, 2026.

The following table summarizes amounts related to the sale of available for sale securities:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Proceeds from sales	$—	$—	$—	$86,822

Gross realized losses	—	—	—	(12,425)
Net realized losses on securities	$—	$—	$—	$(12,425)

The amortized cost and estimated fair value of securities at June 30, 2026, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$9,972	$9,964
Due after one year through five years	13,959	13,735
Due after five years through ten years	16,135	15,965
Due after ten years	80,086	72,802
	$120,152	$112,466

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at June 30, 2026 and December 31, 2025 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	June 30, 2026
	(in thousands)
Obligations of U.S. government corporations and agencies	$3,475	$68	$3,535	$15	$7,010	$83
U.S. treasury securities	9,964	8	—	—	9,964	8
Mortgage-backed securities	35,750	185	28,017	6,925	63,767	7,110
Collateralized mortgage obligations	18,846	225	2,684	152	21,530	377
Subordinated debt	477	23	2,624	126	3,101	149
Total	$68,512	$509	$36,860	$7,218	$105,372	$7,727

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,503	$16	$—	$—	$5,503	$16
Mortgage-backed securities	—	—	29,508	6,843	29,508	6,843
Collateralized mortgage obligations	7,116	87	—	—	7,116	87
Subordinated debt	973	28	3,002	248	3,975	276
Total	$13,592	$131	$32,510	$7,091	$46,102	$7,222

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 53 and 39 debt securities with a fair value below the amortized cost basis, totaling $105.4 million and $46.1 million of aggregate fair value as of June 30, 2026 and December 31, 2025 respectively. The Company concluded that a credit loss does not exist in its securities portfolio at June 30, 2026 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) as of June 30, 2026, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities, collateralized mortgage obligations, U.S. treasury securities, and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such securities will receive timely principal and interest payments.

Securities having carrying values of $4.0 million, $3.0 million and $84.6 million at June 30, 2026 were pledged as security for trust accounts, a deposit relationship and for borrowing capacity at the Federal Reserve Bank ("FRB") discount window, respectively.

The composition of restricted investments at June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,391	3,302
Community Bankers’ Bank Stock	140	140
	$1,875	$3,786

NOTE 5. Loans and Allowance for Credit Losses on Loans

The composition of loans at June 30, 2026 and December 31, 2025 was as follows:

	June 30,	December 31,
	2026	2025
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$95,454	$82,336
HELOCs	59,973	58,640
Residential First Lien - Investor	107,456	107,307
Residential First Lien - Owner Occupied	177,739	178,807
Residential Junior Liens	10,117	10,724
Commercial - Owner Occupied	329,817	298,853
Commercial - Non-Owner Occupied & Multifamily	397,617	398,926
Commercial and industrial loans:
SBA PPP loans	—	4
Other commercial and industrial loans	118,059	113,220
Marine loans	159,246	175,639
Consumer loans	28,052	28,742
Overdrafts	463	318
Other loans	11,540	13,946
Total loans	$1,495,533	$1,467,462
Net deferred loan costs and premiums	3,818	5,615
Allowance for credit losses	(18,306)	(15,320)
	$1,481,045	$1,457,757

At June 30, 2026, the Company was servicing $48.3 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $757 thousand at June 30, 2026, which are recorded in Other Assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three and six months ended June 30, 2026 and 2025 and year-ended December 31, 2025 were as follows:

	Three Months Ended		Year Ended	Six Months Ended
	June 30,		December 31,	June 30,
	2026	2025	2025	2026	2025
	(in thousands)
Balance, beginning	$17,326	$15,282	$15,027	$15,320	$15,027
Provision for credit losses	3,207	856	3,880	5,179	2,002
Recoveries added to the allowance	42	176	559	231	361
Credit losses charged to the allowance	(2,269)	(335)	(4,146)	(2,424)	(1,411)
Balance, ending	$18,306	$15,979	$15,320	$18,306	$15,979

Past due loans by class at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$301	$301	$95,153	$95,454	$—
HELOCs	9	—	—	9	59,964	59,973	—
Residential First Lien - Investor	—	—	98	98	107,358	107,456	—
Residential First Lien - Owner Occupied	557	—	176	733	177,006	177,739	—
Residential Junior Liens	—	—	—	—	10,117	10,117	—
Commercial - Owner Occupied	4,404	822	4,459	9,685	320,132	329,817	—
Commercial - Non-Owner Occupied & Multifamily	8,225	—	3,707	11,932	385,685	397,617	—
Commercial and industrial loans:
Other commercial and industrial loans	676	379	2,556	3,611	114,448	118,059	3
Marine loans	905	—	—	905	158,341	159,246	—
Consumer loans	707	47	17	771	27,281	28,052	17
Overdrafts	—	—	—	—	463	463	—
Other loans	—	—	—	—	11,540	11,540	—
Total	$15,483	$1,248	$11,314	$28,045	$1,467,488	$1,495,533	$20

	December 31, 2025
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$428	$428	$81,908	$82,336	$—
HELOCs	112	—	160	272	58,368	58,640	—
Residential First Lien - Investor	—	391	98	489	106,818	107,307	—
Residential First Lien - Owner Occupied	467	85	24	576	178,231	178,807	—
Residential Junior Liens	57	—	—	57	10,667	10,724	—
Commercial - Owner Occupied	—	—	4,738	4,738	294,115	298,853	—
Commercial - Non-Owner Occupied & Multifamily	1,913	—	5,348	7,261	391,665	398,926	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	4	4	—
Other commercial and industrial loans	240	363	2,311	2,914	110,306	113,220	—
Marine loans	—	—	—	—	175,639	175,639	—
Consumer loans	128	9	60	197	28,545	28,742	60
Overdrafts	—	—	—	—	318	318	—
Other loans	—	—	—	—	13,946	13,946	—
Total	$2,917	$848	$13,167	$16,932	$1,450,530	$1,467,462	$60

Nonaccrual loans by class at June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026			December 31, 2025
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$301	$301	$428	$—	$428
HELOCs	—	—	—	160	—	160
Residential First Lien - Investor	384	98	482	98	—	98
Residential First Lien - Owner Occupied	620	—	620	494	—	494
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	2,155	2,304	4,459	2,894	1,844	4,738
Commercial - Non-Owner Occupied & Multifamily	—	7,282	7,282	5,348	—	5,348
Commercial and industrial loans:
Other commercial and industrial loans	18	2,932	2,950	2,253	879	3,132
Marine loans	—	—	—	—	—	—
Consumer loans	52	—	52	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$3,229	$12,917	$16,146	$11,675	$2,723	$14,398

The allowance for credit losses on loans by segment at June 30, 2026 and December 31, 2025 was as follows:

	As of and For the Six Months Ended
	June 30, 2026
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Total
Allowance for credit losses:
Beginning Balance	$1,275	$3,160	$8,163	$1,312	$710	$230	$470	$15,320
Charge-Offs	—	—	(1,586)	(335)	(369)	(40)	(94)	(2,424)
Recoveries	3	150	—	37	2	21	18	231
Provision (recovery)	772	(865)	3,301	1,661	547	18	(255)	5,179
Ending balance	$2,050	$2,445	$9,878	$2,675	$890	$229	$139	$18,306
Ending balance: Individually evaluated for impairment	$272	$7	$1,365	$1,420	$—	$—	$—	$3,064
Ending balance: Collectively evaluated for impairment	$1,778	$2,438	$8,513	$1,255	$890	$229	$139	$15,242
Loans:
Ending balance	$95,454	$355,285	$727,434	$118,059	$159,246	$28,052	$12,003	$1,495,533
Ending balance: Individually evaluated for impairment	$301	$1,081	$11,741	$2,932	$—	$—	$—	$16,055
Ending balance: Collectively evaluated for impairment	$95,153	$354,204	$715,693	$115,127	$159,246	$28,052	$12,003	$1,479,478

	As of and For the Year Ended
	December 31, 2025
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Total
Allowance for credit losses:
Beginning Balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$15,027
Charge-Offs	—	(31)	(2,771)	(485)	(580)	(140)	(139)	(4,146)
Recoveries	5	308	—	153	—	46	47	559
Provision (recovery)	(1,117)	565	3,683	211	11	86	441	3,880
Ending balance	$1,275	$3,160	$8,163	$1,312	$710	$230	$470	$15,320
Ending balance: Individually evaluated for impairment	$—	$—	$49	$418	$—	$—	$—	$467
Ending balance: Collectively evaluated for impairment	$1,275	$3,160	$8,114	$894	$710	$230	$470	$14,853
Loans:
Ending balance	$82,336	$355,478	$697,779	$113,224	$175,639	$28,742	$14,264	$1,467,462
Ending balance: Individually evaluated for impairment	$428	$728	$10,086	$3,113	$—	$—	$—	$14,355
Ending balance: Collectively evaluated for impairment	$81,908	$354,750	$687,693	$110,111	$175,639	$28,742	$14,264	$1,453,107

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	June 30, 2026			December 31, 2025
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$301	$—	$301	$428	$—	$428
HELOCs	—	—	—	160	—	160
Residential First Lien - Investor	482	—	482	98	—	98
Residential First Lien - Owner Occupied	599	—	599	470	—	470
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	4,459	—	4,459	4,738	—	4,738
Commercial - Non-Owner Occupied & Multifamily	7,282	—	7,282	5,348	—	5,348
Commercial and industrial loans:
Other commercial and industrial loans	—	2,932	2,932	—	3,113	3,113
Marine loans	—	—	—	—	—	—
Consumer loans	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$13,123	$2,932	$16,055	$11,242	$3,113	$14,355

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended June 30, 2026.

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

Credit quality information by class at June 30, 2026 and gross charge-offs by year of origination for the six months ended June 30, 2026 was as follows:

June 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$17,955	$21,592	$34,141	$2,107	$5,970	$7,777	$1,917	$308	$91,767
Special Mention	—	—	649	1,316	—	1,421	—	—	3,386
Classified	—	—	—	301	—	—	—	—	301
Total	$17,955	$21,592	$34,790	$3,724	$5,970	$9,198	$1,917	$308	$95,454
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$59,931	$—	$59,931
Special Mention	—	—	—	—	—	—	42	—	42
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$59,973	$—	$59,973
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$10,747	$17,935	$4,704	$8,371	$13,057	$44,670	$—	$1,374	$100,858
Special Mention	—	—	—	1,651	1,234	2,326	—	—	5,211
Classified	—	—	—	—	98	384	—	905	1,387
Total	$10,747	$17,935	$4,704	$10,022	$14,389	$47,380	$—	$2,279	$107,456
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$6,034	$13,326	$18,820	$45,990	$27,152	$64,178	$—	$152	$175,652
Special Mention	—	—	39	277	976	45	—	40	1,377
Classified	—	—	154	—	—	556	—	—	710
Total	$6,034	$13,326	$19,013	$46,267	$28,128	$64,779	$—	$192	$177,739
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$521	$1,602	$511	$1,528	$1,716	$3,958	$—	$152	$9,988
Special Mention	—	—	—	—	—	61	—	68	129
Classified	—	—	—	—	—	—	—	—	—
Total	$521	$1,602	$511	$1,528	$1,716	$4,019	$—	$220	$10,117
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$40,239	$33,625	$21,951	$48,480	$66,899	$94,900	$2,812	$4,133	$313,039
Special Mention	—	—	737	909	3,985	6,488	200	—	12,319
Classified	—	—	1,833	471	—	2,155	—	—	4,459

Total	$40,239	$33,625	$24,521	$49,860	$70,884	$103,543	$3,012	$4,133	$329,817
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Non-Owner Occupied & Multifamily
Pass	$33,014	$67,408	$25,682	$54,292	$63,453	$115,377	$5,429	$4,615	$369,270
Special Mention	—	—	269	415	4,068	12,213	—	—	16,965
Classified	—	—	—	—	8,404	2,978	—	—	11,382
Total	$33,014	$67,408	$25,951	$54,707	$75,925	$130,568	$5,429	$4,615	$397,617
Current period gross charge-offs	$—	$—	$—	$—	$403	$1,183	$—	$—	$1,586
Commercial and industrial loans:
Other commercial and industrial loans
Pass	$28,770	$13,266	$12,770	$5,624	$8,271	$7,487	$31,959	$2,353	$110,500
Special Mention	—	428	3,871	—	240	—	50	18	4,607
Classified	—	—	103	1,648	461	234	506	—	2,952
Total	$28,770	$13,694	$16,744	$7,272	$8,972	$7,721	$32,515	$2,371	$118,059
Current period gross charge-offs	$—	$127	$125	$78	$—	$—	$5	$—	$335
Marine loans
Pass	$—	$—	$—	$55,237	$83,180	$20,829	$—	$—	$159,246
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$55,237	$83,180	$20,829	$—	$—	$159,246
Current period gross charge-offs	$—	$—	$—	$123	$—	$246	$—	$—	$369
Consumer loans
Pass	$1,466	$1,472	$1,249	$694	$9,037	$11,547	$2,478	$—	$27,943
Special Mention	—	—	29	3	—	—	—	—	32
Classified	—	52	—	8	—	—	17	—	77
Total	$1,466	$1,524	$1,278	$705	$9,037	$11,547	$2,495	$—	$28,052
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$40	$—	$40
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	463	—	—	—	—	—	—	—	463
Total	$463	$—	$—	$—	$—	$—	$—	$—	$463
Current period gross charge-offs	$94	$—	$—	$—	$—	$—	$—	$—	$94
Other loans
Pass	$247	$3,955	$—	$32	$4,650	$2,050	$606	$—	$11,540
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$247	$3,955	$—	$32	$4,650	$2,050	$606	$—	$11,540
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$138,993	$174,181	$119,828	$222,355	$283,385	$372,773	$105,132	$13,087	$1,429,734
Special Mention	—	428	5,594	4,571	10,503	22,554	292	126	44,068

Classified	463	52	2,090	2,428	8,963	6,307	523	905	21,731
Total	$139,456	$174,661	$127,512	$229,354	$302,851	$401,634	$105,947	$14,118	$1,495,533
Total current period gross charge-offs	$94	$127	$125	$201	$403	$1,429	$45	$—	$2,424

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

The activity in the unfunded commitment reserve for the three and six months ended June 30, 2026 and 2025 and year-ended December 31, 2025 is presented below:

	Three Months Ended		Year Ended	Six Months Ended
	June 30,		December 31,	June 30,
	2026	2025	2025	2026	2025
	(in thousands)
Balance, beginning	$315	$592	$505	$326	$505
Provision (recovery)	296	(188)	(179)	285	(101)
Balance, ending	$611	$404	$326	$611	$404

Restructurings for Borrowers Experiencing Financial Difficulty: A loan that has been modified is considered a troubled loan modification when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows.

There were no new loan modifications to borrowers experiencing financial difficulty made during the six months ended June 30, 2026 and 2025.

At June 30, 2026, the amortized cost balance of loans modified in the past 12 months was $3.7 million. This balance represents one customer relationship comprised of three residential multifamily income producing properties in Washington D.C. (the District). These loans are on nonaccrual status and are 90 or more days past due. The Bank has been granted receivership and is actively working with the receiver to update the properties and ready them for sale while continuing to collect the housing payments directly from the District.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and six months ended June 30, 2025 and were modified in the twelve months prior to that default.

Default is determined at 30 days or more past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance of credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

NOTE 6. Deposits

The composition of deposits at June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Noninterest bearing demand deposits	$463,086	$432,171
Savings and interest bearing demand deposits:
NOW accounts	$308,119	$322,687
Money market accounts	291,905	282,828
Regular savings accounts	120,690	123,030
	$720,714	$728,545
Time deposits:
Balances of less than $250,000	$238,824	$262,390
Balances of $250,000 and more	179,311	184,254
	$418,135	$446,644
	$1,601,935	$1,607,360

NOTE 7. Leases

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Right-of-use assets and lease liabilities are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. During the second quarter of 2026, the Company entered into a long-term lease with the intention of moving the Frederick, Maryland loan production office to a new location in Rockville, Maryland. The new lease replaces an expiring lease and resulted in the initial recognition of a right-of-use asset and lease liability of $204 thousand.

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	June 30, 2026	December 31, 2025
Lease liabilities	$9,737	$9,845
Right-of-use assets	$9,276	$9,438
Weighted average remaining lease term	11 years	12 years
Weighted average discount rate	4.26%	4.25%

	Three Months Ended		Six Months Ended
Lease Cost	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$291	$310	$575	$594
Short-term lease cost	3	3	7	7
Total lease cost	$294	$313	$582	$601

Cash paid for amounts included in the measurement of lease liabilities	$263	$257	$520	$508

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	June 30, 2026
2026, remainder	$543
2027	1,107
2028	1,132
2029	1,114
2030	1,135
Thereafter	7,429
Total undiscounted cash flows	$12,460
Discount	(2,723)
Lease liabilities	$9,737

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

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025:

		Fair Value Measurements at
		June 30, 2026
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,010	$—	$7,010	$—
U.S. Treasury securities	9,964	—	9,964	—
Mortgage-backed securities	69,859	—	69,859	—
Collateralized mortgage obligations	21,530		21,530
Subordinated debt	4,103	—	3,603	500
Derivative:
Interest rate swaps on loans	691	—	691	—
Total assets at fair value	$113,157	$—	$112,657	$500
Liabilities:
Interest rate swaps on loans	$691	$—	$691	$—
Fair value swap	8	—	8	—
Total liabilities at fair value	$699	$—	$699	$—

		Fair Value Measurements at
		December 31, 2025
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,444	$—	$7,444	$—
U.S. treasury notes	10,001	—	10,001	—
Mortgage-backed securities	75,129	—	75,129	—
Collateralized mortgage obligations	22,495	—	22,495	—
Subordinated debt	4,474	—	3,974	500
Derivative:
Interest rate swaps on loans	1,030	—	1,030	—
Total assets at fair value	$120,573	$—	$120,073	$500
Liabilities:
Interest rate swaps on loans	$1,030	$—	$1,030	$—
Fair value swap	75	—	75	—
Total liabilities at fair value	$1,105	$—	$1,105	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis classified as Level 3 for the periods indicated. Level 3 securities consist of one corporate subordinated debt security for which no pricing information was available and therefore priced at book value.

Level 3 Recurring Fair Value Measurements As Of and For The
	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Beginning balance	$500	$—	$500	$—
Purchases	—	—	—	—
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Total Gains (Losses) included in Net Income	—	—	—	—
Total Gains (Losses) included in OCI	—	—	—	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Total assets at fair value	$500	$—	$500	$—

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during six months ended June 30, 2026 and the year ended December 31, 2025.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, marine vessels, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Operations. At June 30, 2026 collateral-dependent loans totaling $12.9 million were individually evaluated and being carried at fair value of $9.9 million, the majority of which represents five relationships consisting of loans secured by owner and non-owner occupied commercial real estate properties and commercial business loans collateralized by equipment. At December 31, 2025 there were four collateral-dependent relationships totaling $2.7 million, which were individually evaluated and being carried at fair value of $2.3 million. Three relationships represent five commercial business loans collateralized by equipment and one relationship is collateralized by commercial real estate.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at June 30, 2026 or December 31, 2025.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new costs basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held repossessed assets totaling $302 thousand at June 30, 2026 and $135 thousand at December 31, 2025. Repossessed assets are included in Other Assets in the Consolidated Balance Sheets.

The following table summarizes the Company's financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at June 30, 2026 and December 31, 2025.

		Carrying value at
		June 30, 2026
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral dependent individually evaluated loans	$9,853	$—	$—	$9,853
Nonfinancial Assets:
Repossessed assets	302	—	—	302

		Carrying value at
		December 31, 2025
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral dependent individually evaluated loans	$2,256	$—	$—	$2,256
Nonfinancial Assets:
Repossessed assets	135	—	—	135

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial and nonfinancial assets measured at fair value on a nonrecurring basis for June 30, 2026 and December 31, 2025.

Quantitative information about Level 3 Fair Value Measurements
June 30, 2026
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	6% - 61%	31%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

Quantitative information about Level 3 Fair Value Measurements
December 31, 2025
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	6% - 40%	9%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

(1) Weighted based on the relative fair value of the specific items measured at fair value.

The carrying value and fair value of the Company’s financial instruments at June 30, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at
	June 30, 2026
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	June 30, 2026	(Level 1)	(Level 2)	(Level 3)	June 30, 2026
	(in thousands)
Financial assets:
Cash and short-term investments	$143,992	$143,992	$—	$—	$143,992
Securities	112,466	—	111,966	500	112,466
Restricted investments	1,875	—	1,875	—	1,875
Loans held for sale	5,974		5,974	—	5,974
Loans, net	1,481,045	—	—	1,429,351	1,429,351
Bank owned life insurance	32,293	—	32,293	—	32,293
Accrued interest receivable	5,053	—	5,053	—	5,053
Derivative assets	691	—	691	—	691
Financial liabilities:
Deposits	$1,601,935	$—	$1,602,484	$—	$1,602,484
Federal funds purchased	11	11	—	—	11
Subordinated debt, net of unamortized issuance costs	29,613	—	27,137	—	27,137
Accrued interest payable	1,085	—	1,085	—	1,085
Derivative liabilities	699	—	699	—	699

	Fair Value Measurements at
	December 31, 2025
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
	(in thousands)
Financial assets:
Cash and short-term investments	$217,194	$217,194	$—	$—	$217,194
Securities	119,543	—	119,043	500	119,543
Restricted Investments	3,786	—	3,786	—	3,786
Loans held for sale	4,786	—	4,786	—	4,786
Loans, net	1,457,757	—	—	1,390,948	1,390,948
Bank owned life insurance	31,720	—	31,720	—	31,720
Accrued interest receivable	5,287	—	5,287	—	5,287
Derivative assets	1,030	—	1,030	—	1,030
Financial liabilities:
Deposits	$1,607,360	$—	$1,607,995	$—	$1,607,995
Federal Home Loan Bank advances, long-term	40,000	—	40,080	—	40,080
Subordinated debt, net of unamortized issuance costs	29,579	—	27,106	—	27,106
Accrued interest payable	1,339	—	1,339	—	1,339
Derivative liabilities	1,105	—	1,105	—	1,105

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

Changes to accumulated other comprehensive loss by component are shown in the following table for the periods indicated:

	Three Months Ended
	June 30,
	2026			2025
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
April 1	$(5,962)	$(3)	$(5,965)	$(6,632)	$5	$(6,627)
Other comprehensive (loss) before reclassifications	(140)	—	(140)	(848)	—	(848)
Tax effect of current period changes	29	—	29	179	—	179
Current period changes net of taxes	(111)	—	(111)	(669)	—	(669)
June 30	$(6,073)	$(3)	$(6,076)	$(7,301)	$5	$(7,296)

	Six Months Ended
	June 30,
	2026			2025
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(5,257)	$(3)	$(5,260)	$(18,645)	$5	$(18,640)
Other comprehensive (loss) income before reclassifications	(1,032)	—	(1,032)	26,783	—	26,783
Reclassification of realized losses into earnings	—	—	—	(12,425)	—	(12,425)
Tax effect of current period changes	216	—	216	(3,014)	—	(3,014)
Current period changes net of taxes	(816)	—	(816)	11,344	—	11,344
June 30	$(6,073)	$(3)	$(6,076)	$(7,301)	$5	$(7,296)

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

NOTE 10. Other Real Estate Owned & Repossessed Assets

The following table is a summary of other real estate owned (“OREO”) and repossessed asset activity for the six months ended June 30, 2026 and 2025 and the year ended December 31, 2025:

	Six Months Ended		Year Ended		Six Months Ended
	June 30, 2026		December 31, 2025		June 30, 2025
	Other Real Estate Owned	Repossessed Assets	Other Real Estate Owned	Repossessed Assets	Other Real Estate Owned	Repossessed Assets
		(in thousands)
Balance, beginning	$—	$135	$—	$514	$—	$514
Transfer from loans	—	302	305	1,346	—	186
Sales proceeds	—	(96)	(254)	(1,422)	—	(381)
Loss on sales	—	(39)	(51)	(252)	—	(133)
Valuation adjustments	—	—	—	(51)	—	—
Balance, ending	$—	$302	$—	$135	$—	$186

The balance of repossessed assets at June 30, 2026 and December 31, 2025 represents repossessed marine vessels.

There was one loan collateralized by residential real estate with a balance of $154 thousand in the process of foreclosure at June 30, 2026 and none at December 31, 2025.

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

At June 30, 2026 and December 31, 2025, the balance of the investment for qualified affordable housing projects was $861 thousand and $977 thousand, respectively. These balances are reflected in Other Assets on the Consolidated Balance Sheets. There were no unfunded commitments related to the investments in qualified affordable housing projects at June 30, 2026 and December 31, 2025.

During the three months ended June 30, 2026 and June 30, 2025, the Company recognized amortization expense of $53 thousand and $67 thousand, respectively. Amortization expense during the six months ended June 30, 2026 and 2025 was $116 thousand and $134 thousand, respectively. Amortization expense is included in income tax expense on the Consolidated Statements of Operations.

Total estimated credits to be received during 2026 are $258 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the six months ended June 30, 2026 and 2025, were $129 thousand and $138 thousand, respectively.

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

Noninterest income (loss) and the related amounts that are from contracts with customers within the scope of ASC 606 disaggregated by major source, for the three and six months ended June 30, 2026 and 2025 consisted of the following:

	Three Months Ended June 30,		Three Months Ended June 30,
	2026		2025
	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
	(in thousands)
Noninterest income :
Wealth management fees
Trust asset management fees	$1,955	$1,955	$1,320	$1,320
Brokerage commissions	242	242	330	330
Service charges on deposit accounts
Overdrawn account fees	419	419	390	390
Monthly and other service charges	144	144	127	127
Other service charges and fees:
Interchange fees	904	904	920	920
ATM fees	106	106	101	101
Other charges and fees (3)	18	81	39	61
Loss on the sale and disposal of bank premises and equipment	(4)	(4)	—	—
Gain on sale of loans	646	—	1,104	—
Gain on sale of other assets	3,486	—	—	—
Small business investment company income	110	—	133	—
Bank owned life insurance income	289	—	278	—
Other operating income	275	264	175	142
Total noninterest income	$8,590	$4,111	$4,917	$3,391

(1)
As reported in the Unaudited Consolidated Statements of Operations.
(2)
Revenue from contracts with customers in scope of ASC 606.
(3)
Other charges and fees include loan servicing rights amortization expense outside the scope of ASC 606.

	Six Months Ended June 30,		Six Months Ended June 30,
	2026		2025
	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
	(in thousands)
Noninterest income :
Wealth management fees
Trust asset management fees	$3,511	$3,511	$2,629	$2,629
Brokerage commissions	468	468	702	702
Service charges on deposit accounts
Overdrawn account fees	841	841	764	764
Monthly and other service charges	278	278	245	245
Other service charges and fees:
Interchange fees	1,719	1,719	1,765	1,765
ATM fees	198	198	183	183
Other charges and fees (3)	32	120	84	94
(Loss) on the sale and disposal of bank premises and equipment	(4)	(4)	(16)	(16)
(Loss) on sale of securities	—	—	(12,425)	—
Gain on sale of loans	1,658	—	1,533	—
Gain on sale of other assets	3,486	—	—	—
Small business investment company income	376	—	153	—
Bank owned life insurance income	573	—	551	—
Other operating income	382	361	195	171
Total noninterest income (loss)	$13,518	$7,492	$(3,637)	$6,537

(1) As reported in the Unaudited Consolidated Statements of Operations.

(2) Revenue from contracts with customers in scope of ASC 606.

(3) Other charges and fees include loan servicing rights amortization expense outside the scope of ASC 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2026 and December 31, 2025, the Company did not have any significant contract balances.

NOTE 14. Borrowings

The composition of borrowings at June 30, 2026 and December 31, 2025 was as follows:

	June 30, 2026	December 31, 2025
	(in thousands)
Federal funds purchased	$11	$—
Federal Home Loan Bank advances, long-term	—	40,000
Subordinated debt, net of unamortized issuance costs	29,613	29,579
Total	$29,624	$69,579

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $387 thousand and $421 thousand at June 30, 2026 and December 31, 2025 respectively.

The Bank pledges certain qualified loans and available for sale investment securities as collateral to the FHLB and FRB. At June 30, 2026 , available borrowing capacity totaled $481.4 million and $59.2 million at the FHLB and FRB discount window, respectively. The Company also has access to federal fund lines of credit extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. At June 30, 2026, these available lines totaled $78.0 million.

Additionally, the Company had $70 million in irrevocable letters of credit at June 30, 2026 with the FHLB to secure public deposits.

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

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$35,025	$25	$35,105	$105

(1) These amounts include the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. As of June 30, 2026, the amortized cost basis of the closed portfolio used in this hedging relationship was $440.4 million and the cumulative basis adjustment associated with this hedging relationship was $25 thousand. At June 30, 2026, the amount of the designated hedged item was $35.0 million.

The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2026.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
Hedged asset	$(21)	$41	$(38)	$83
Fair value derivative designated as hedging instrument	(13)	3	(14)	5
Total (loss) gain recognized in the consolidated statement of operations within interest and fees on loans	$(34)	$44	$(52)	$88

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

The following tables summarize key elements of the Company's derivative instruments at June 30, 2026 and December 31, 2025.

	June 30, 2026
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$8

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,743	$181	$510
Matched interest rate swaps with counterparty	40,743	510	181

	December 31, 2025
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$75

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,980	$643	$387
Matched interest rate swaps with counterparty	40,980	387	643

NOTE 16. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management.

The community banking segment offers a wide range of retail and community banking services in the form of loan and deposit products. Revenues consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. For the three and six months ended June 30, 2026, the community banking segment's income was impacted by a gain on sale of other assets and a reduction in interest expense. During the second quarter of 2026, the Company sold its membership interest in Bearing Insurance

Group, LLC ("Bearing") to an unaffiliated third party and recognized a pre-tax gain of $3.5 million. Additionally, there was no interest expense attributable to FHLB borrowings during the current quarter, reflecting advance maturity in March, 2026. During the first quarter of 2025, the Company sold available for sale securities with an amortized cost of $99.2 million, which resulted in a net realized pre-tax loss of $12.4 million. This loss on the sale of securities is the main driver of the community banking segment's reported net loss, total noninterest loss and income tax benefit for the six months ended June 30, 2025.

Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine vessel loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The interest expense allocation is a function of the Bank's internal cost of funds rate and the average loan balance of marine lending. The balance of the marine loan portfolio, which constitutes a significant portion of the Company's assets, revenues, and earnings, totaled $159.2 million and $175.6 million at June 30, 2026 and December 31, 2025, respectively. This balance will continue to decline as the loans are repaid.

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

The following tables provide income and asset information as of June 30, 2026 and December 31, 2025 and for three and six months ended June 30, 2026 and 2025, which are included within the Consolidated Balance Sheets and Consolidated Statements of Operations.

	Three Months Ended
	June 30, 2026
	Community Banking		Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$22,254		$2,121	$—	$—	$—	$24,375
Interest Expense	6,314		736	—	355	—	7,405
Net Interest Income (Expense)	15,940		1,385	—	(355)	—	16,970
Gain on sales of loans	646		—	—	—	—	646
Other noninterest income	5,704		—	2,240	—	—	7,944
Net Revenue (Expense)	22,290		1,385	2,240	(355)	—	25,560
Provision for credit losses	2,975		528	—	—	—	3,503
Salaries and employee benefits	8,545		—	630	37	—	9,212
Occupancy expenses	583		—	30	—	—	613
Professional fees	451		3	—	97	—	551
Data processing fees	591		—	—	—	—	591
Other noninterest expense	4,202		88	248	26	—	4,564
Total Noninterest Expenses	14,372		91	908	160	—	15,531
Income (loss) before taxes	4,943		766	1,332	(515)	—	6,526
Income tax expense (benefit)	1,213		161	279	(108)	—	1,545
Net Income (Loss)	$3,730		$605	$1,053	$(407)	$—	$4,981
Other data:
Capital expenditures	$282		$—	$—	$—	$—	$282
Depreciation and amortization	358		—	34	17	—	409

	Three Months Ended
	June 30, 2025
	Community Banking		Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$22,158		$2,657	$—	$—	$—	$24,815
Interest Expense	7,724		1,038	—	355	—	9,117
Net Interest Income (Expense)	14,434		1,619	—	(355)	—	15,698
Gain on sales of loans	1,104		—	—	—	—	1,104
Other noninterest income	2,120		—	1,693	—	—	3,813
Net Revenue (Expense)	17,658	—	1,619	1,693	(355)	—	20,615
Provision for (recovery of) credit losses	794		(126)	—	—	—	668
Salaries and employee benefits	7,276		—	543	26	—	7,845
Occupancy expenses	577		—	21	—	—	598
Professional fees	521		10	—	110	—	641
Data processing fees	618		—	15	—	—	633
Other noninterest expense	3,347		116	197	22	—	3,682
Total Noninterest Expenses	12,339		126	776	158	—	13,399
Income (loss) before taxes	4,525		1,619	917	(513)	—	6,548
Income tax expense (benefit)	855		339	192	(108)	—	1,278
Net Income (Loss)	$3,670		$1,280	$725	$(405)	$—	$5,270
Other data:
Capital expenditures	$262		$—	$—	$—	$—	$262
Depreciation and amortization	447		—	25	17	—	$489

	Six Months Ended
	June 30, 2026
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$43,848	$4,353	$—	$—	$—	$48,201
Interest Expense	13,069	1,550	—	709	—	15,328
Net Interest Income (Expense)	30,779	2,803	—	(709)	—	32,873
Gain on sales of loans	1,658	—	—	—	—	1,658
Other noninterest income	7,795	—	4,065	—	—	11,860
Net Revenue (Expense)	40,232	2,803	4,065	(709)	—	46,391
Provision for credit losses	4,917	547	—	—	—	5,464
Salaries and employee benefits	16,322	—	1,044	75	—	17,441
Occupancy expenses	1,226	—	53	—	—	1,279
Professional fees	973	5	1	176	—	1,155
Data processing fees	1,077	—	—	—	—	1,077
Other noninterest expense	8,101	179	485	26	—	8,791
Total Noninterest Expenses	27,699	184	1,583	277	—	29,743
Income (loss) before taxes	7,616	2,072	2,482	(986)	—	11,184
Income tax expense (benefit)	1,738	435	521	(231)	—	2,463
Net Income (Loss)	$5,878	$1,637	$1,961	$(755)	$—	$8,721
Other data:
Capital expenditures	$482	$—	$9	$—	$—	$491
Depreciation and amortization	779	—	68	34	—	881

	Six Months Ended
	June 30, 2025
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$42,954	$5,363	$—	$—	$—	$48,317
Interest Expense	16,340	2,234	—	709	—	19,283
Net Interest Income (Expense)	26,614	3,129	—	(709)	—	29,034
Gain on sales of loans	1,533	—	—	—	—	1,533
(Loss) on the sale of securities	(12,425)	—	—	—	—	(12,425)
Other noninterest income	3,838	—	3,417	—	—	7,255
Net Revenue (Expense)	19,560	3,129	3,417	(709)	—	25,397
Provision for (recovery of) credit losses	2,171	(270)	—	—	—	1,901
Salaries and employee benefits	13,971	—	1,001	52	—	15,024
Occupancy expenses	1,219	—	41	—	—	1,260
Professional fees	1,020	10	—	174	—	1,204
Data processing fees	1,148	—	35	—	—	1,183
Other noninterest expense	6,693	220	382	22	—	7,317
Total Noninterest Expenses	24,051	230	1,459	248	—	25,988
(Loss) income before taxes	(6,662)	3,169	1,958	(957)	—	(2,492)
Income tax (benefit) expense	(1,651)	665	411	(213)	—	(788)
Net (Loss) Income	$(5,011)	$2,504	$1,547	$(744)	$—	$(1,704)
Other data:
Capital expenditures	$799	$—	$—	$—	$—	$799
Depreciation and amortization	841	—	57	34	—	932

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at June 30, 2026	$1,678,024	$167,060	$790	$1,491	$—	$1,847,365
Total assets at December 31, 2025	1,705,394	181,062	849	1,321	—	1,888,626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on certain information relevant to the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes thereto included in the 2025 Form 10-K, and in conjunction with the Unaudited Consolidated Financial Statements and notes thereto presented in Part I, Item 1, Financial Statements, of this Form 10-Q. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the full-year ending December 31, 2026 or any future period.

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

At June 30, 2026, the Company had total assets of $1.85 billion, net loans of $1.48 billion, total deposits of $1.60 billion, and shareholders’ equity of $193.9 million.

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

Our most significant policies are described in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 1 to our audited financial statements for the year ended December 31, 2025, included in the Company's 2025 Annual Report on Form 10-K filed with the SEC. There have been no changes since that time.

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

The Company executed significant non-recurring transactions during the second quarter of 2026 and the first quarter of 2025 that significantly impacted the Company's operating results for the respective periods. In May 2026, the Company sold its membership interest in Bearing Insurance Group, LLC ("Bearing") to an unaffiliated third party and recognized a pre-tax gain of $3.5 million. During the first quarter of 2025, the Company executed balance sheet repositioning transactions and recorded a realized loss on the sale of the available for sale securities totaling $12.4 million. These transactions significantly impacted the Company's operating results and certain performance metrics and ratios for the three months ended June 30, 2026 and the six months ended June 30, 2026 and 2025.

The following table reconciles the GAAP reported measure to the adjusted non-GAAP measure to show the impact of significant non-recurring transactions for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands except for per share data)	2026	2025	2026	2025
GAAP Net income (loss)	$4,981	$5,270	$8,721	$(1,704)
Adjustments to net income (loss):
Loss on sales of securities	—	—	—	12,425
(Gain) on sale of other assets	(3,486)	—	(3,486)	—
Tax effect of adjustments to net income (loss)	732	—	732	(2,609)
Non-GAAP Net income	$2,227	$5,270	$5,967	$8,112

GAAP Noninterest income (loss)	$8,590	$4,917	$13,518	$(3,637)
Adjustments to noninterest income (loss):
Loss on sales of securities	—	—	—	12,425
(Gain) on sale of other assets	(3,486)	—	(3,486)	—
Non-GAAP Noninterest income	$5,104	$4,917	$10,032	$8,788

Earnings (loss) per share, basic and diluted (GAAP)	$0.92	$0.98	$1.61	$(0.34)
Effect of adjustments to net income	(0.51)	—	(0.51)	1.97
Non-GAAP Earnings per share, basic and diluted	$0.41	$0.98	$1.10	$1.63

Annualized return on average equity	10.35%	11.93%	9.18%	(2.19)%
Effect of adjustments to net income	(5.72)%	—%	(2.90)%	12.62%
Non-GAAP Annualized return on average equity	4.63%	11.93%	6.28%	10.43%

Annualized return on average assets	1.08%	1.09%	0.95%	(0.18)%
Effect of adjustments to net income	(0.60)%	—%	(0.30)%	1.03%
Non-GAAP Annualized return on average assets	0.48%	1.09%	0.65%	0.85%

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

RESULTS OF OPERATIONS

Summary

The following tables present a summarized consolidated statement of operations for the periods indicated:

	Three Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	$ Change	% Change
Net interest income	$16,970	$15,698	$1,272	8%
Noninterest income	8,590	4,917	3,673	75%
Net revenues	25,560	20,615	4,945	24%
Provision for credit losses	3,503	668	2,835	424%
Noninterest expense	15,531	13,399	2,132	16%
Income before income taxes	6,526	6,548	(22)	0%
Income tax expense	1,545	1,278	267	21%
Net income	$4,981	$5,270	$(289)	(5)%
Adjusted net income (non-GAAP) (1)	$2,227	$5,270	$(3,043)	(58)%

(1) Adjusted to exclude the gain on sale of other assets in connection with the Company's sale of its membership interest in Bearing during the three months ended June 30, 2026. See "Non-GAAP Financial Measures" for a reconciliation to comparable measures calculated in accordance with GAAP.

	Six Months Ended
	June 30,		Change
(dollars in thousands)	2026	2025	$ Change	% Change
Net interest income	$32,873	$29,034	$3,839	13%
Noninterest income (loss)	13,518	(3,637)	17,155	472%
Net revenues	46,391	25,397	20,994	83%
Provision for credit losses	5,464	1,901	3,563	187%
Noninterest expense	29,743	25,988	3,755	14%
Income (loss) before income taxes	11,184	(2,492)	13,676	549%
Income tax expense (benefit)	2,463	(788)	3,251	413%
Net income (loss)	$8,721	$(1,704)	$10,425	612%
Adjusted net income (non-GAAP) (1)	$5,967	$8,112	$(2,145)	(26)%

(1) Adjusted to exclude the gain on sale of other assets in connection with the Company's sale of its membership interest in Bearing and the loss on sale of securities in connection with the Company's balance sheet repositioning transactions recognized during the six months ended June 30, 2026 and 2025, respectively. See "Non-GAAP Financial Measures" for a reconciliation to comparable measures calculated in accordance with GAAP.

The Company's net income decreased during the three months ended June 30, 2026, compared to the three months ended June 30, 2025 primarily due to a higher provision for credit losses and increased noninterest expenses, mostly offset by an increase in noninterest income and improved net interest income.

During the six months ended June 30, 2026 the Company's net income increased compared to the six months ended June 30, 2025 primarily due to loss on the sale of available for sale securities totaling $12.4 million, or $9.8 million, net of tax, recognized during the prior year period. The 2026 year-to-date period also increased due to improved net interest income and gain on sale of other assets, which was mostly offset by higher noninterest expenses and provision for credit losses over the corresponding 2025 period.

The following table presents a summary of performance metrics and ratios for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Earnings per share, basic and diluted	$0.92	$0.98	$1.61	$(0.34)
Adjusted earnings per share, basic and diluted (non-GAAP)(1)	$0.41	$0.98	$1.10	$1.63
Return on average assets	1.08%	(0.18)%	0.95%	(0.18)%
Adjusted return on average assets (non-GAAP)(1)	0.48%	1.09%	0.65%	0.85%
Return on average equity	10.35%	11.93%	9.18%	(2.19)%
Adjusted return on average equity (non-GAAP)(1)	4.63%	11.93%	6.28%	10.43%

(1) Adjusted to exclude the gain on sale of other assets in connection with the Company's second quarter 2026 sale of its membership interest in Bearing and the loss on sale of securities in connection with the Company's balance sheet repositioning transactions during the first quarter of 2025. See "Non-GAAP Financial Measures" for a reconciliation to comparable measures calculated in accordance with GAAP.

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

Average Balances, Income and Expenses, Yields and Rates (Tax-Equivalent Basis)

The following table shows average balance, interest, and yield/rate information, as well as net interest margin on a tax- equivalent basis for the three months ended June 30, 2026 and 2025 (dollars in thousands):

	June 30, 2026			June 30, 2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$116,041	$1,255	4.34%	$115,712	$1,260	4.37%
Total Securities	$116,041	$1,255	4.34%	$115,712	$1,260	4.37%
Loans:
Taxable	1,478,699	21,675	5.88%	1,419,117	20,309	5.74%
Non-accrual	15,113	—	—%	16,337	—	—%
Tax-Exempt (1)	7,002	87	4.98%	9,999	126	5.04%
Total Loans	$1,500,814	$21,762	5.82%	$1,445,453	$20,435	5.67%
Federal funds sold and interest-bearing deposits in other banks	147,832	1,376	3.73%	281,749	3,146	4.48%
Total earning assets	$1,764,687	$24,393	5.54%	$1,842,914	$24,841	5.41%
Allowance for credit losses on loans	(17,761)			(15,439)
Total non-earning assets	103,429			105,484
Total assets	$1,850,355			$1,932,959

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$313,794	$1,684	2.15%	$303,498	$1,632	2.16%
Money market accounts	291,872	1,578	2.17%	273,415	1,521	2.23%
Savings accounts	122,424	32	0.10%	130,166	36	0.11%
Time deposits:
$250,000 and more	169,195	1,589	3.77%	174,030	1,911	4.41%
Less than $250,000	247,613	2,167	3.51%	310,108	3,163	4.09%
Total interest-bearing deposits	$1,144,898	$7,050	2.47%	$1,191,217	$8,263	2.78%
Federal funds purchased	—	—	—%	2	—	NM
Federal Home Loan Bank advances	—	—	—%	40,824	499	4.90%
Subordinated debt, net	29,602	355	4.81%	29,535	355	4.82%
Total interest-bearing liabilities	$1,174,500	$7,405	2.53%	$1,261,578	$9,117	2.90%
Noninterest-bearing liabilities:
Demand deposits	460,963			473,911
Other Liabilities	21,852			20,286
Total liabilities	$1,657,315			$1,755,775
Shareholders' equity	193,040			177,184
Total liabilities and shareholders' equity	$1,850,355			$1,932,959
Net interest income		$16,988			$15,724

Net interest spread			3.01%			2.51%
Interest expense as a percent of average earning assets			1.68%			1.98%
Net interest margin (non-GAAP) (3)			3.86%			3.42%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% (Non-GAAP).
(2)
Annualized.
(3)
Refer to section entitled "Tax-Equivalent Net Interest Income" for the reconciliation of tax-equivalent net interest income.

NM - Not Meaningful

The following table shows average balance, interest, and yield/rate information, as well as net interest margin on a tax- equivalent basis for the six months ended June 30, 2026 and 2025 (dollars in thousands):

	June 30, 2026			June 30, 2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$119,068	$2,561	4.34%	$116,535	$2,104	3.64%
Tax-Exempt (1)	—	—	—%	175	4	4.49%
Total Securities	$119,068	$2,561	4.34%	$116,710	$2,108	3.64%
Loans:
Taxable	1,458,305	42,314	5.85%	1,430,666	40,180	5.66%
Non-accrual	14,825	—	—%	10,182	—	—%
Tax-Exempt (1)	7,224	181	5.05%	10,064	253	5.06%
Total Loans	$1,480,354	$42,495	5.79%	$1,450,912	$40,433	5.62%
Federal funds sold and interest-bearing deposits in other banks	172,820	3,183	3.71%	263,367	5,830	4.46%
Total earning assets	$1,772,242	$48,239	5.49%	$1,830,989	$48,371	5.33%
Allowance for credit losses on loans	(16,733)			(15,334)
Total non-earning assets	103,234			104,113
Total assets	$1,858,743			$1,919,768

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$313,058	$3,351	2.16%	$289,558	$3,095	2.16%
Money market accounts	289,426	3,093	2.16%	273,776	3,033	2.23%
Savings accounts	122,523	65	0.11%	131,528	73	0.11%
Time deposits:
$250,000 and more	170,710	3,235	3.82%	180,006	4,026	4.51%
Less than $250,000	256,115	4,531	3.57%	310,799	6,540	4.24%
Total interest-bearing deposits	$1,151,832	$14,275	2.50%	$1,185,667	$16,767	2.85%
Federal funds purchased	3	—	NM	5	—	NM
Federal Home Loan Bank advances	14,144	344	4.90%	75,497	1,807	4.83%
Subordinated debt, net	29,594	709	4.83%	29,526	709	4.84%
Total interest-bearing liabilities	$1,195,573	$15,328	2.59%	$1,290,695	$19,283	3.01%
Noninterest-bearing liabilities:
Demand deposits	449,169			450,559
Other Liabilities	22,469			21,671
Total liabilities	$1,667,211			$1,762,925
Shareholders' equity	191,532			156,843
Total liabilities and shareholders' equity	$1,858,743			$1,919,768
Net interest income		$32,911			$29,088

Net interest spread			2.90%			2.32%
Interest expense as a percent of average earning assets			1.74%			2.12%
Net interest margin (non-GAAP) (3)			3.74%			3.20%

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$21,744	$20,409	$42,457	$40,380
Interest Income - Securities and Other Interest-Earnings Assets	2,631	4,406	5,744	7,937
Interest Expense - Deposits	7,050	8,263	14,275	16,767
Interest Expense - Borrowings	355	854	1,053	2,516
Total Net Interest Income	$16,970	$15,698	$32,873	$29,034
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$18	$26	$38	$53
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	—	$—	—	1
Total Tax Benefit on Tax-Exempt Interest Income	$18	$26	$38	$54
Tax-Equivalent Net Interest Income	$16,988	$15,724	$32,911	$29,088

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

The year-over-year improvements in net interest income, tax-equivalent net interest income, net interest spread, and net interest margin demonstrate the benefits of the balance sheet repositioning strategy completed in March 2025, in which the Company raised capital, increased cash on hand and replaced lower-yielding investment securities with higher yielding securities. The Company has deployed capital to reduce its reliance on wholesale borrowings and for meaningful loan growth.

The increase in net interest income during the three and six months ended June 30, 2026 primarily reflects decreases in the average balances of interest-bearing liabilities and reductions in the average rates paid while being partially offset by lower income from interest-earning assets, namely federal funds sold and interest-bearing deposits in other banks.

Net interest income, on a tax-equivalent basis, was $17.0 million and $15.7 million for the three months ended June 30, 2026 and 2025, respectively, an increase of $1.3 million, or 8.0%. For the six months ended June 30, 2026 and 2025, tax-equivalent net interest income was $32.9 million and $29.1 million, respectively, an increase of $3.8 million, or 13.1%.

The Company's net interest spread and net interest margin increased 50 basis points and 44 basis points, respectively, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. For the six months ended June 30, 2026, the Company's net interest spread and net interest margin increased 58 basis points and 54 basis points, respectively, compared to six months ended June 30, 2025. Ongoing margin pressures include loan demand unpredictability, deposit competition, and elevated funding costs.

Total average balance of securities increased by $329 thousand and $2.4 million for the three and six months ended June 30, 2026, respectively, from the average balance in the prior year periods. The average yield on securities decreased three basis points during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. During the six months ended June 30, 2026, the average yield on securities increased 70 basis points compared to the six months ended June 30, 2025, reflecting the sale of lower-yielding securities and reinvestment into higher-yielding securities in the first quarter of 2025.

The total average loan balances for the three months ended June 30, 2026 increased $55.2 million and for the six months ended June 30, 2026 increased $29.4 million compared to the same periods in 2025. The increase in average balances reflect strong growth in commercial real estate, construction, commercial and industrial, and home equity lines of credit loan portfolios, offset by continued amortization of the marine loan portfolio. The year-to-date change was also impacted by the sale of a pool of mortgage loans totaling $18.8 million early in the first quarter of 2025.

Total average balance of federal funds sold and interest-bearing deposits in other banks decreased $133.9 million and $90.5 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025, largely due to loan growth and the payoff of maturing borrowings.

Total average interest-bearing deposit balances for three and six months ended June 30, 2026 decreased $46.3 million and $33.8 million from the same periods in 2025. For the three months ended June 30, 2026, average balances of time deposits and savings accounts decreased $67.3 million and $7.7 million, respectively, partially offset by NOW and money market accounts which increased $10.3 million and $18.5 million, respectively. The average rate paid on interest-bearing deposits decreased 31 basis points and 35 basis points during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 reflecting lower average rates paid on time deposits.

The average balance of FHLB advances decreased $40.8 million and $61.4 million during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025 due to maturing advances that were not replaced with new borrowings. During March 2026, the Company's remaining FHLB borrowings were fully paid down, which materially reduced our reliance on wholesale funding.

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

The following table provides information about changes in rate and volume (dollars in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2026 from 2025			June 30, 2026 from 2025
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$4	$(9)	$(5)	$46	$411	$457
Tax-exempt	—	—	—	(2)	(2)	(4)
Loans:
Taxable	864	502	1,366	780	1,354	2,134
Tax-exempt	(37)	(2)	(39)	(71)	(1)	(72)
Federal funds sold and interest-bearing deposits in other banks	(1,309)	(461)	(1,770)	(1,778)	(869)	(2,647)
Total earning assets	$(478)	$30	$(448)	$(1,025)	$893	$(132)

Interest-Bearing Liabilities:
NOW accounts	$60	$(8)	$52	$256	$—	$256
Money market accounts	95	(38)	57	133	(73)	60
Savings accounts	(2)	(2)	(4)	(8)	—	(8)
Time deposits:
$250,000 and more	(52)	(270)	(322)	(200)	(591)	(791)
Less than $250,000	(585)	(411)	(996)	(1,058)	(951)	(2,009)
Total interest-bearing deposits	$(484)	$(729)	$(1,213)	$(877)	$(1,615)	$(2,492)
Federal Home Loan Bank advances	(249)	(250)	(499)	(1,490)	27	(1,463)
Total interest-bearing liabilities	$(733)	$(979)	$(1,712)	$(2,367)	$(1,588)	$(3,955)
Change in net interest income	$255	$1,009	$1,264	$1,342	$2,481	$3,823

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

The following table presents the provision for credit losses:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			$	%			$	%
(dollars in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Provision for credit losses on loans	$3,207	$856	$2,351	275%	$5,179	$2,002	$3,177	159%
Provision for credit losses on unfunded commitments	296	(188)	484	(257)%	285	(101)	386	(382)%
Provision for credit losses	$3,503	$668	$2,835	424%	$5,464	$1,901	$3,563	187%

The increase in the provision for credit losses for the three and six months ended June 30, 2026 and 2025 included the impact of a change in historical loss factors driven by charge-offs, higher qualitative factors adjustments including forecasted economic conditions and loan growth, and higher specific reserve allocations on individually evaluated nonaccrual loans.

For both the three and six months ended June 30, 2026, net charge-offs totaled $2.2 million, compared to net charge-offs totaling $159 thousand and $1.1 million during the three and six months ended June 30, 2025, respectively. The higher qualitative factor adjustment was primarily driven by loan growth in the commercial and industrial and construction loan portfolios.

Specific reserve allocations totaled $3.1 million at June 30, 2026, compared to $1.5 million at June 30, 2025, primarily reflecting new or increased allocations on commercial loan relationships during the first half of 2026. At June 30, 2026, five commercial loan relationships comprised $2.7 million, or 89%, of the total specific reserve allocation, including two commercial and industrial relationships, two multi-family commercial real estate relationships, and one relationship with both commercial and industrial and commercial real estate exposure. The $1.6 million increase from June 30, 2025 was primarily attributable to four commercial loan relationships for which specific allocations were recorded based on updated collateral information and one new nonaccrual relationship added during the second quarter of 2026, partially offset by charge-off of loan balances with previously established specific reserve balances.

Noninterest Income

Total noninterest income (loss) was $8.6 million and $4.9 million for the three months ended June 30, 2026 and 2025, respectively, and $13.5 million and $(3.6) million for the six months ended June 30, 2026 and 2025, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and six months ended June 30, 2026 and 2025, which are included within the respective Consolidated Statements of Operations headings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Wealth management fees	$2,197	$1,650	$547	33%	$3,979	$3,331	$648	19%
Service charges on deposit accounts	563	517	46	9%	1,119	1,009	110	11%
Other service charges and fees	1,028	1,060	(32)	(3)%	1,949	2,032	(83)	(4)%
(Loss) on sale of securities	—	—	—	—%	—	(12,425)	12,425	NM
(Loss) on disposal of bank premises and equipment	(4)	—	(4)	100%	(4)	(16)	12	(75)%
Gain on sale of loans	646	1,104	(458)	(41)%	1,658	1,533	125	8%
Gain on sale of other assets	3,486	—	3,486	100%	3,486	—	3,486	100%
Small business investment company income	110	133	(23)	(17)%	376	153	223	146%
Bank owned life insurance income	289	278	11	4%	573	551	22	4%
Other operating income	275	175	100	57%	382	195	187	96%
Total noninterest income (loss)	$8,590	$4,917	$3,673	75%	$13,518	$(3,637)	$17,155	(472)%

NM - Not Meaningful

Wealth management fee income increased from 2025 to 2026. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Since June 30, 2025, assets under management increased $55.0 million, or 10.1%, to $599.0 million, reflecting increases in market value and new business accounts. Additionally, per transaction fees for estates and other services have also contributed to the year over year increase in revenue. Partially offsetting these increases was a decrease in investment sales commissions.

Service charges on deposit accounts increased during the three and six months ended June 30, 2026 compared to the same period in 2025. The increase is mainly driven by higher overdraft charges and account analysis income.

The Company executed balance sheet repositioning transactions within its investment securities portfolio during March 2026. The sale of $99.2 million of available for sale debt securities, with a fair value of $86.8 million, resulted in a net pre-tax loss of $12.4 million during the six months ended June 30, 2025. There were no sales of available for sale debt securities in the three and six months ended June 30, 2026.

Gain on sale of loans decreased during the three months ended June 30, 2026 compared to 2025 reflecting a decrease attributable to SBA loans due to a lower volume sold, partially offset by an increase attributable to a higher volume of mortgage loans sold. The Company sold $28.2 million in loans on the secondary market during the three months ended June 30, 2026, consisting of mortgage loans totaling $24.3 million and SBA commercial loans totaling $3.9 million. This compares to sales of $25.5 million during the three months ended June 30, 2025, consisting of $17.1 million mortgage loans and $8.4 million SBA loans.

Gain on sale of loans increased during the six months ended June 30, 2026 when compared to the same period in 2025. The 2026 year-to-date volume of sales declined, however, $18.3 million of portfolio mortgage loans sold during the six months ended June 30, 2025 were priced at par, which had a minimal impact on income. Excluding the portfolio loan sale, sold loan volume increased during the six months ended June 30, 2026. The Company sold $52.3 million loans on the secondary market, consisting of $40.9 million of mortgage loans and $11.4 million of SBA commercial loans during the six months ended June 30, 2026. This compares to total loan sales of $60.7 million, consisting of $32.0 million of mortgage loans originated for sale, $9.9 million SBA commercial loans, and a pool of $18.8 million residential mortgage loans held for investment during the six months ended June 30, 2025.

Gain on sale of other assets increased during the three months ended June 30, 2026. The Company sold its membership interest in Bearing to an unaffiliated third party. A pre-tax gain of $3.5 million was recognized from this sale and is recorded in gain on sale of other assets.

Income from holdings in small business investment companies increased during the six months ended June 30, 2026 compared to the same period in 2025. The increase during the current year period is mainly attributed to higher cash distributions received, based on the results of their performance and difference in timing of distributions.

Other operating income increased for the three and six months ended June 30, 2026 compared to the same periods in 2025 primarily due to $80 thousand cash distribution received during the quarter from the Company's investment in housing equity fund.

Noninterest Expenses

Total noninterest expenses increased $2.1 million, or 16%, for the three months ended June 30, 2026 and $3.8 million, or 14%, for the six months ended June 30, 2026 compared to the same periods in 2025. The following table presents the components of noninterest expense for the three and six months ended June 30, 2026 and 2025, which are included within the respective Consolidated Statements of Operations headings.

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$9,212	$7,845	$1,367	17%	$17,441	$15,024	$2,417	16%
Occupancy expenses	613	598	15	3%	1,279	1,260	19	2%
Equipment expenses	451	401	50	12%	913	824	89	11%
Advertising and marketing expenses	295	152	143	94%	486	335	151	45%
Stationery and supplies	30	35	(5)	(14)%	76	77	(1)	(1)%
ATM network fees	326	332	(6)	(2)%	653	694	(41)	(6)%
Other real estate owned expense (gain), net	—	—	—	—%	(5)	—	(5)	100%
Loss on sale of repossessed assets	—	—	—	—%	39	133	(94)	(71)%
FDIC assessment	169	254	(85)	(33)%	396	576	(180)	(31)%
Computer software expense	422	325	97	30%	776	607	169	28%
Bank franchise tax	530	381	149	39%	1,011	748	263	35%
Professional fees	551	641	(90)	(14)%	1,155	1,204	(49)	(4)%
Data processing fees	591	633	(42)	(7)%	1,077	1,183	(106)	(9)%
Loan servicing expense	260	262	(2)	(1)%	529	499	30	6%
Other operating expenses	2,081	1,540	541	35%	3,917	2,824	1,093	39%
Total noninterest expenses	$15,531	$13,399	$2,132	16%	$29,743	$25,988	$3,755	14%

Salaries and employee benefits increased during the three and six months ended June 30, 2026 over 2025, primarily reflecting increases in salaries due to investments in staffing and higher annual incentive compensation plan accruals as certain performance metrics were attained. Further contributing to the increases were higher stock-based compensation expense and employee medical insurance costs. The Company's number of full-time equivalent employees ("FTE's") has increased from 244 at June 30, 2025 to 259 at June 30, 2026.

Advertising and marketing expenses increased during the three and six months ended June 30, 2026 compared to 2025 mainly due to higher business development and digital marketing campaigns.

FDIC assessment expense, which is based in part on asset size and capital levels, decreased during the three and six months ended June 30, 2026 compared to the same periods in 2025. The decreased expense primarily reflects an improvement in the financial ratio portions of the assessment rate reflecting a stronger capital position largely due to improved net income during 2026 and the capital raise completed in early 2025.

Computer software expenses increased $97 thousand and $169 thousand during the three and six months ended June 30, 2026 respectively, compared to the same period in 2025 reflecting ongoing investments in technology to enhance systems security and improve operational efficiencies.

Bank Franchise tax increased during the three and six months ended June 30, 2026 compared to the same period in 2025 due to a higher estimate for 2026, reflective of the Bank's capital level.

Data processing fees decreased during the three and six months ended June 30, 2026 compared to the same period in 2025 reflecting core provider contract price discounts in 2026.

Other operating expenses increased by $541 thousand, or 35%, and $1.1 million, or 39%, during the three and six months ended June 30, 2026, respectively, compared to the three and six months ended June 30, 2025. The increases largely reflect higher expenses related to volume based costs, loan collection, and other loan costs as well as higher charitable contributions primarily driven by the Bank's matching of donations from a very successful "Give with BOC" campaign. Partially offsetting this was a decline in fraudulent transaction activity costs in 2026 compared to 2025.

Efficiency Ratio

The efficiency ratio of the Company was 70.29% and 64.91% for the three months ended June 30, 2026 and 2025, respectively and 69.16% and 68.23% for the six months ended June 30, 2026 and 2025. The decline in the efficiency ratio during the 2026 periods reflects increases in noninterest expenses, partially offset by increases in net interest income. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income. The Company adjusts for non-recurring items such as gains and losses on the investment portfolio and other gains/losses from OREO, repossessed or other assets, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$15,531	$13,399	$29,743	$25,988
Less: Loss on sale of repossessed assets	—	—	39	133
Adjusted noninterest expenses (Non-GAAP)	$15,531	$13,399	$29,704	$25,855

Net interest income	16,970	15,698	32,873	29,034

Noninterest income (loss) (GAAP)	8,590	4,917	13,518	(3,637)
Less: (Loss) on the sale and disposal of premises and equipment	(4)	—	(4)	(16)
Less: Gain on the sale of other assets	3,486	—	3,486	—
Less: (Loss) on the sale of securities	—	—	—	(12,425)
Adjusted noninterest income (Non-GAAP)	$5,108	$4,917	$10,036	$8,804
Tax equivalent adjustment (1)	18	26	38	54
Total net interest income and noninterest income, adjusted (Non-GAAP)	$22,096	$20,641	$42,947	$37,892

Efficiency ratio	70.29%	64.91%	69.16%	68.23%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

The following table presents the Company's income tax provision (benefit) and effective tax rate for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Income tax expense (benefit)	$1,545	$1,278	$2,463	$(788)
Effective income tax rate	23.67%	19.52%	22.02%	(31.62)%

Income tax expense for the three months ended June 30, 2026 was comprised of federal and state income taxes of $1.5 million and $65 thousand, respectively. For the three months ended June 30, 2025, the Company recognized income tax expense of $1.3 million, comprised of federal and state income taxes of $1.2 million and $56 thousand, respectively.

For the six months ended June 30, 2026, income tax expense was comprised of federal and state income taxes of $2.4 million and $109 thousand, respectively. For the six months ended June 30, 2025, the Company recognized a net income tax benefit of $846 thousand, which represented a federal income tax benefit partially offset by state income taxes of $58 thousand.

Income tax expense increased during the second quarter 2026 compared to the 2025 period due to an adjustment to the proportional amortization expense for investments in qualified rehabilitation credits and tax credits on qualified affordable housing project investments of $174 thousand. This adjustment was based on final 2025 income tax results.

The increase in income tax expense during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 reflects the level of net income recognized during the first half of 2026 compared to a net loss recognized during the 2025 period as well as the proportional amortization expense adjustment recorded during the second quarter of 2026.

The effective tax rate for the three and six months ended June 30, 2026 was also impacted by the proportional amortization expense adjustment, causing it to exceed the statutory rate of 21%. The effective tax rate for the three and six months ended June 30, 2025 was below the statutory rate of 21% due primarily to the recognition of tax-exempt life insurance income and the Company's net loss position for the six months ended June 30, 2025.

For the three and six months ended June 30, 2025, the effective tax rate was also impacted by the March 2025 balance sheet repositioning transaction previously discussed in the "Non-GAAP Financial Measures" section above.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. See Note 16 to the Consolidated Financial Statements.

The following table presents a summarized statement of operations for the community banking business segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest Income	$22,254	$22,158	$96	0%	$43,848	$42,954	$894	2%
Interest Expense	6,314	7,724	(1,410)	(18)%	13,069	16,340	(3,271)	(20)%
Net interest income	$15,940	$14,434	$1,506	10%	$30,779	$26,614	$4,165	16%
Gain on sales of loans	646	1,104	(458)	(41)%	1,658	1,533	125	8%
(Loss) on the sale of securities	—	—	—	—%	—	(12,425)	12,425	NM
Other noninterest income	5,704	2,120	3,584	169%	7,795	3,838	3,957	103%
Net Revenue	22,290	17,658	4,632	26%	40,232	19,560	20,672	106%
Provision for credit losses	2,975	794	2,181	275%	4,917	2,171	2,746	126%
Noninterest expense	14,372	12,339	2,033	16%	27,699	24,051	3,648	15%
Income (Loss) before taxes	4,943	4,525	418	9%	7,616	(6,662)	14,278	(214)%
Income tax expense (benefit)	1,213	855	358	42%	1,738	(1,651)	3,389	205%
Net Income (Loss)	$3,730	$3,670	$60	2%	$5,878	$(5,011)	$10,889	(217)%

Net interest income increased during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 primarily due to income earned on: i) non-marine loans; ii) reduction in time deposit interest expense due primarily to lower average rates paid; and iii) reduction in borrowings interest expense as FHLB advances have matured. These increases were partially offset by a decrease in the level of interest-earning deposits balances in other banks as cash was deployed to payoff the Company's remaining FHLB advances, as well as an increase in customer NOW and money market deposit balances. For the six months ended June 30, 2026, net interest income increased over six months ended June 30, 2025 due the investment securities portfolio, which was restructured in the first quarter of 2025 to sell and replace lower yielding investments with higher yielding securities.

Provision for credit losses reflects an increase in historical loss factors due to net charge-offs totaling $1.9 million and $1.8 million for the three and six months ended June 30, 2026, respectively, as well as specific reserves of $3.1 million. Provision for credit losses for the three and six months ended June 30, 2025 reflects net charge-offs totaling $45 thousand and $936 thousand, respectively, as well as specific reserves of $1.5 million. The increase in the specific reserve was primarily attributable to four commercial loan relationships for which new specific allocations were recorded during the first half of 2026 driven by updated collateral information and a new nonaccrual relationship added during the second quarter of 2026.

Other noninterest income increased during the three and six months ended June 30, 2026 over the three and six months ended June 30, 2025 primarily due to the Company's sale of its membership interest in Bearing to an unaffiliated third party. A pre-tax gain on the sale in the amount of $3.5 million was recognized as a gain on sale of other assets during the second quarter of 2026.

Loss on the sale of securities during the six months ended June 30, 2025 resulted from the Company's execution of balance sheet repositioning transactions within its investment securities portfolio in March 2025. Available for sale debt securities totaling $99.2 million, with a fair value of $86.8 million, were sold and a pre-tax loss of $12.4 million was recognized.

The increase in income tax expense during the six months ended June 30, 2026 was due to the Company's net income compared to its net loss recorded during six months ended June 30, 2025, which was directly related to the recognized loss on the sale of securities during the 2025 period.

The following table presents a summarized statement of operations for the marine lending segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest Income	$2,121	$2,657	$(536)	(20)%	$4,353	$5,363	$(1,010)	(19)%
Interest Expense (1)	736	1,038	(302)	(29)%	1,550	2,234	(684)	(31)%
Net interest income	$1,385	$1,619	$(234)	(14)%	$2,803	$3,129	$(326)	(10)%
Net Revenue	1,385	1,619	(234)	(14)%	2,803	3,129	(326)	(10)%
Provision for (recovery of) credit losses	528	(126)	654	(519)%	547	(270)	817	(303)%
Noninterest expense	91	126	(35)	(28)%	184	230	(46)	(20)%
Income before taxes	766	1,619	(853)	(53)%	2,072	3,169	(1,097)	(35)%
Income tax expense	161	339	(178)	(53)%	435	665	(230)	(35)%
Net Income	$605	$1,280	$(675)	(53)%	$1,637	$2,504	$(867)	(35)%

(1) Allocation of interest expense is a function of the Bank's internal cost of funds rate and the average loan balance of the marine lending portfolio.

Net revenues declined due to pay downs in the portfolio, which are not being replaced with new loan originations. The marine loan portfolio totaled $159.2 million and $196.4 million at June 30, 2026 and June 30, 2025, respectively.

Provision for credit losses increased primarily due to an increase in the historical loss factor, which was partially offset by declining loan balances during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. Net charge-offs were $367 thousand for the three and six months ended June 30, 2026 and $114 thousand for the three and six months ended June 30, 2025.

The following table presents a summarized statement of operations for the wealth management segment for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest Income	$—	$—	$—	—%	$—	$—	$—	—%
Interest Expense	—	—	—	—%	—	—	—	—%
Net Interest Income	$—	$—	$—	—%	$—	$—	$—	—%
Other noninterest income	$2,240	$1,693	$547	32%	$4,065	$3,417	$648	19%
Net Revenue	2,240	1,693	547	32%	4,065	3,417	648	19%
Provision for credit losses	—	—	—	—%	—	—	—	—%
Noninterest expense	908	776	132	17%	1,583	1,459	124	8%
Income before taxes	1,332	917	415	45%	2,482	1,958	524	27%
Income tax expense	279	192	87	45%	521	411	110	27%
Net Income	$1,053	$725	$328	45%	$1,961	$1,547	$414	27%

Net revenue increased during the three and six months ended June 30, 2026 over the 2025 periods due to increases in trust services income reflecting fees earned on a higher level of assets under management and estate settlements, partially offset by a decrease in investment sales revenue. Assets under management were $599.0 million and $544.1 million at June 30, 2026 and 2025, respectively.

FINANCIAL CONDITION

Select financial condition data is presented in the following table:

	June 30,	December 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Securities available for sale	$112,466	$119,543	$(7,077)	(6)%
Loans	1,499,351	1,473,077	26,274	2%
Allowance for credit losses	(18,306)	(15,320)	(2,986)	19%
Total assets	1,847,365	1,888,626	(41,261)	(2)%
Total deposits	1,601,935	1,607,360	(5,425)	(0)%
FHLB advances	—	40,000	(40,000)	(100)%
Total shareholders' equity	193,905	188,839	5,066	3%

Securities

The carrying amounts of the Company's available for sale securities are as follows:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Obligations of U.S. government corporations and agencies	$7,010	6%	$7,444	6%
U.S. Treasury securities	9,964	9%	10,001	8%
Mortgage-backed securities	69,859	62%	75,129	63%
Collateralized mortgage obligations	21,530	19%	22,495	19%
Subordinated debt	4,103	4%	4,474	4%
Total securities available for sale at fair value	$112,466	100%	$119,543	100%

Total securities available for sale decreased $7.1 million, or 5.92% during the six months ended June 30, 2026. The Company purchased $10.3 million of securities during the six months ended June 30, 2026 and had total maturities, calls, and principal repayments of $16.3 million. There were no sales during the six months ended June 30, 2026.

Net unrealized loss on available for sale securities was $7.7 million at June 30, 2026 as compared to a net unrealized loss of $6.7 million at December 31, 2025. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

The primary cause of the unrealized losses at June 30, 2026 and December 31, 2025 was changes in market interest rates, rather than other market conditions or credit concerns of the issuers over the time between purchase and measurement periods. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Details of the Company's loan portfolio are presented below:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Mortgage real estate loans:
HELOCs	$59,973	4%	$58,640	4%
Residential First Lien - Investor	107,456	7%	107,307	7%
Residential First Lien - Owner Occupied	177,739	12%	178,807	12%
Residential Junior Liens	10,117	1%	10,724	1%
Total residential real estate loans	355,285	24%	355,478	24%
Commercial - Owner Occupied	329,817	22%	298,853	20%
Commercial - Non-Owner Occupied & Multifamily	397,617	26%	398,926	27%
Total commercial real estate loans	727,434	48%	697,779	47%
Construction & Secured by Farmland	95,454	6%	82,336	6%
Total mortgage real estate loans	1,178,173	78%	1,135,593	77%
Commercial and industrial loans	118,059	8%	113,224	8%
Marine loans	159,246	11%	175,639	12%
Consumer loans	28,052	2%	28,742	2%
Other loans	12,003	1%	14,264	1%
Total loans	1,495,533	100%	1,467,462	100%
Net deferred loans costs and premiums	3,818		5,615
Gross loans	$1,499,351		$1,473,077

Gross loans were $1.50 billion and $1.47 billion at June 30, 2026 and December 31, 2025, respectively. This represents an increase of $26.3 million, or 1.78%, during the six months ended June 30, 2026. The ratio of gross loans to deposits increased during the six months ended June 30, 2026 from 91.65% at December 31, 2025 to 93.60% at June 30, 2026 reflecting the increase in gross loans and a 0.34% decrease in deposits during the same time period.

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

During the six months ended June 30, 2026, through the normal course of business, $52.3 million in loans were sold, consisting of $40.9 million in mortgage loans originated for sale and $11.4 million of SBA commercial loans.

Commercial real estate loans increased during the six months ended June 30, 2026 reflecting growth in the owner occupied and construction portfolios. The Company experienced steady activity across commercial business lines reflecting its focus on relationship-based lending in its core markets.

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

The following table presents the activity in the allowance for credit losses on loans and related ratios for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$17,326	$15,282	$15,320	$15,027
Charge-Offs
Construction & secured by farmland	—	—	—	—
Residential real estate	—	(30)	—	(30)
Commercial real estate	(1,586)	—	(1,586)	(971)
Commercial	(253)	(85)	(335)	(134)
Marine	(369)	(114)	(369)	(114)
Consumer	(14)	(57)	(40)	(90)
Other	(47)	(49)	(94)	(72)
Total charge-offs	(2,269)	(335)	(2,424)	(1,411)
Recoveries
Construction & secured by farmland	2	1	3	3
Residential real estate	5	99	150	252
Commercial real estate	—	—	—	—
Commercial	12	63	37	78
Marine	2	—	2	—
Consumer	12	5	21	13
Other	9	8	18	15
Total recoveries	42	176	231	361
Net (charge-offs)	(2,227)	(159)	(2,193)	(1,050)
Provision for credit losses on loans	3,207	856	5,179	2,002
Balance at end of period	$18,306	$15,979	$18,306	$15,979
Net (charge-offs) to average loans (annualized)	(0.60)%	(0.04)%	(0.59)%	(0.29)%
Allowance for credit losses on loans as a percentage of gross loans	1.22%	1.11%	1.22%	1.11%

During the six months ended June 30, 2026, the Company recorded charge-offs of $2.4 million primarily due to a $1.6 million partial write-down of a single multifamily relationship to the fair value of the underlying collateral, net of estimated selling costs. The remaining charge-offs were attributable to smaller relationships, including marine vessels and commercial loans secured by equipment as well as writeoffs of overdraft and credit card accounts.

Recoveries recognized during the six months ended June 30, 2026 totaled $231 thousand, primarily due to a recovery on a residential mortgage loan.

During the six months ended June 30, 2025, charge-offs were primarily related to a non-owner occupied commercial loan relationship consisting of four residential multifamily income producing properties totaling $971 thousand. Recoveries were $361 thousand resulting in net charge-offs of $1.1 million for the six months ended June 30, 2025.

The increase of 11 basis points in the allowance for credit losses on loans to gross loans ratio largely reflects the increase in specific reserve allocations required at June 30, 2026. The increase was also attributable to changes in historical loss ratios, primarily within the marine and non‑owner occupied commercial real estate portfolios and higher qualitative factors due to loan growth in the commercial and industrial and construction loan portfolios.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Credit Risk, Nonperforming Assets and Other Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk on a quarterly basis. The following table presents credit risk ratings as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Risk categories
Pass	$1,429,734	96%	$1,396,752	95%
Special Mention	44,068	3%	54,752	4%
Classified	21,731	1%	15,958	1%
Total loans	$1,495,533	100%	$1,467,462	100%

Loans risk rated as special mention, which exhibit negative trends and potential weaknesses, include loans with stale financial information. Of the total special mention loans, $28.6 million had stale financial information at June 30, 2026 compared to $35.7 million at December 31, 2025. The reduction in total special mention loans was largely due to upgrades upon receipt and review of current financial information and the migration of one relationship to classified. Partially offsetting the decrease were additions for potential credit weakness reflecting insufficient debt service coverage ratio, reduction in income, bankruptcy notice, as well as the lack of current financial information required to complete annual reviews.

Loans risk rated as classified, include substandard, doubtful, and loss loans increased primarily due to two commercial real estate relationships and was partially offset by a $1.6 million partial write-down to an already existing classified multi-family relationship. The additions to classified include a $3.6 million multifamily loan which moved to nonaccrual status during the second quarter, and a $4.1 million non-owner occupied office building that is active and accruing, however was downgraded from special mention to classified during the first quarter of 2026 due to cash flow concerns.

All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity.

Nonperforming assets and related ratios are detailed in the table below:

(dollars in thousands)	June 30, 2026	December 31, 2025
Nonaccrual loans	$16,146	$14,398
Loans past due 90 days or more and accruing interest	20	60
Other real estate owned and repossessed assets	302	135
Total nonperforming assets	$16,468	$14,593

Allowance for credit losses on loans	$18,306	$15,320

Gross loans	$1,499,351	$1,473,077

Allowance for credit losses on loans to nonperforming assets	111%	105%

Allowance for credit losses on loans to total gross loans	1.22%	1.04%

Allowance for credit losses on loans to nonaccrual loans	113%	106%

Nonaccrual loans to total gross loans	1.08%	0.98%

Non-performing assets to period end gross loans, other real estate owned and repossessed assets	1.10%	0.99%

Nonperforming assets increased by $1.9 million during the six months ended June 30, 2026, primarily reflecting the addition of of a $3.6 million multi-family loan to nonaccrual status, partially offset by paydowns, a $1.6 million partial write-down to an existing nonaccrual multi-family relationship as well as a change in repossessed assets.

Total past due loans, as disclosed in Note 5 to the Consolidated Financial Statements, increased by $11.1 million and totaled $28.0 million at June 30, 2026 compared to $16.9 million at December 31, 2025. The increase in past due loans primarily reflects loans secured by commercial real estate in the past due 30-59 days category. One owner occupied commercial real estate relationship consisting of two loans totaling $5.2 million and two non-owner occupied commercial real estate loans totaling $7.7 million became past due during the six months ended June 30, 2026, while a $1.9 million non-owner occupied commercial real estate loan moved into current status during the six months ended June 30, 2026. The loans that primarily drove the increase in past due balances are rated special mention and classified.

Nonaccrual loans are risk rated as classified and comprised the majority of the classified loan balance as previously described. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At June 30, 2026 total specific reserves of $3.1 million were required primarily reflecting five commercial loan relationships, compared to specific reserves of $467 thousand at December 31, 2025.

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

Deposits

Total deposits were $1.60 billion and $1.61 billion at June 30, 2026 and December 31, 2025, respectively. This represents a marginal decrease of $5.4 million or 0.34% during the six months ended June 30, 2026.

The following table provides the composition of total deposits at June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Noninterest bearing demand deposits	$463,086	$432,171	$30,915	7%
NOW accounts	308,119	322,687	(14,568)	(5)%
Money market accounts	291,905	282,828	9,077	3%
Regular savings accounts	120,690	123,030	(2,340)	(2)%
Time deposits less than $250,000	238,824	262,390	(23,566)	(9)%
Time deposits $250,000 and more	179,311	184,254	(4,943)	(3)%
Total deposits	$1,601,935	$1,607,360	$(5,425)	(0)%
Core deposits (1)	$1,334,550	$1,304,733	29,817	2%
Core deposits as a percent of total deposits	83%	81%
Non-core deposits (2)	$267,385	$302,627	(35,242)	(12)%
Non-core deposits as a percent of total deposits	17%	19%

(1) Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, excluding wholesale or brokered deposits.

(2) Non-core deposits consist of brokered deposits, CDARs and time deposits of $250,000 or more.

Total deposits remained relatively stable with a decrease in non-core deposits of $35.2 million, reflecting runoff of higher cost deposits, partially offset by core deposits which increased $29.8 million during the six months ended June 30, 2026. The increase in core deposits was in line with management's effort to grow these deposits to support loan expansion.

In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds also affects the cost of time deposits. Marketing efforts, including rate specials and emphasis on customer relationships are utilized to maintain maturing accounts and to acquire new time deposit accounts. At June 30, 2026, over 86% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at June 30, 2026 was $193.9 million, reflecting a percentage of total assets of 10.50%, as compared to $188.9 million and 10.00% at December 31, 2025. The $5.0 million increase in shareholders’ equity was primarily due to net operating income of $8.7 million earned during the six months ended June 30, 2026, partially offset by an increase in unrealized losses on available for sale securities amounting to $816 thousand, net of tax and dividends declared of $3.4 million. During each of the six months ended June 30, 2026 and 2025, the Company declared dividends of $0.62 per share. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At June 30, 2026, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At June 30, 2026 and December 31, 2025, the Bank's regulatory capital and related ratios were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	217,015	211,730
Nonmortgage servicing assets	(757)	(637)
Total Tier 1 capital	$227,713	$222,548
Common equity tier 1 capital	$227,713	$222,548
Tier 2 Capital:
Allowable portion of allowance for credit losses and reserve for off-balance sheet commitments	$18,918	$15,128
Total Tier 2 capital	$18,918	$15,128
Total risk-based capital	$246,631	$237,676

Risk weighted assets	$1,593,125	$1,530,835

Capital Ratios:
Common equity Tier 1 capital ratio	14.29%	14.54%
Tier 1 risk-based capital ratio	14.29%	14.54%
Total risk-based capital ratio	15.48%	15.53%
Tier 1 leverage ratio	12.27%	11.68%

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At June 30, 2026, liquid assets totaled $345.3 million as compared to $423.4 million at December 31, 2025. These amounts represented 20.88% and 24.91% of total liabilities at June 30, 2026 and December 31, 2025, respectively. The decrease during the first half of 2026 was primarily due to lower levels of deposits with other institutions and federal funds sold as well as a decrease in balance of loans maturing within one year, partially offset by an increase in available for sale securities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

There were no material changes to the Company’s risk factors as disclosed in the 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the second quarter of 2026 pursuant to its Stock Repurchase Program ("the Program"). On June 17, 2026, the Board of Directors of the Company re-authorized the purchase of up to 150,000 shares for repurchase under the Program. The Program expires on June 30, 2027.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				141,947
April 1 - April 30, 2026	—	$—	—	141,947
May 1 - May 31, 2026	—	—	—	141,947
June 1 - June 30, 2026	—	—	—	141,947
	—	$—	—	141,947

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

10.1

Eagle Financial Services, Inc. 2026 Employee Stock Purchase Plan (incorporated herein by reference to Appendix A of the Proxy Statement for the Annual Meeting of Shareholders held on May 19, 2026, filed on April 8, 2026).

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (included with Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 10th day of August, 2026.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer