Form 10-Q
period 2026-09-30
EAGLE FINANCIAL SERVICES INC
filed 2026-11-09
CIK 880641

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s Common Stock ($2.50 par value) outstanding as of November 4, 2026 was 5,413,262.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Balance Sheets

(dollars in thousands, except per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)	*
Assets
Cash and due from banks	$15,020	$13,942
Interest-bearing deposits with other institutions	104,519	103,984
Federal funds sold	42,752	99,268
Total cash and cash equivalents	$162,291	$217,194
Securities available for sale, at fair value, amortized cost of $113,489 and $126,197, respectively	103,071	119,543
Restricted investments, at cost	1,875	3,786
Loans held for sale	623	4,786
Loans	1,531,942	1,473,077
Allowance for credit losses	(18,533)	(15,320)
Net Loans	$1,513,409	$1,457,757
Bank premises and equipment, net	14,952	14,906
Bank owned life insurance	32,573	31,720
Other assets	41,671	38,934
Total assets	$1,870,465	$1,888,626
Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Noninterest bearing demand deposits	$453,481	$432,171
Savings and interest bearing demand deposits	730,580	728,545
Time deposits	439,185	446,644
Total deposits	$1,623,246	$1,607,360
Federal Home Loan Bank advances, long-term	—	40,000
Subordinated debt, net of unamortized issuance costs	29,630	29,579
Other liabilities	22,302	22,848
Total liabilities	$1,675,178	$1,699,787
Commitments and contingencies
Shareholders’ Equity
Preferred stock, $10 par value; 500,000 shares authorized and unissued	$—	$—
Common stock, $2.50 par value; authorized 10,000,000 shares; issued and outstanding 2026, 5,413,262 including 86,912 shares of unvested restricted stock; issued and outstanding 2025, 5,374,205 including 68,476 shares of unvested restricted stock	13,316	13,264
Surplus	65,654	64,720
Retained earnings	124,551	116,115
Accumulated other comprehensive loss	(8,234)	(5,260)
Total shareholders’ equity	$195,287	$188,839
Total liabilities and shareholders’ equity	$1,870,465	$1,888,626

See Notes to Consolidated Financial Statements

* Derived from the consolidated audited financial statements.

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Income (Unaudited)

(dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest and Dividend Income
Interest and fees on loans	$22,745	$20,722	$65,202	$61,102
Interest and dividends on securities available for sale:
Taxable interest income	1,087	1,293	3,505	3,130
Interest income exempt from federal income taxes	—	—	—	3
Dividends	11	60	154	327
Interest on deposits in banks	1,287	3,803	4,185	9,507
Interest on federal funds sold	88	55	373	181
Total interest and dividend income	$25,218	$25,933	$73,419	$74,250
Interest Expense
Interest on deposits	$7,235	$7,886	$21,510	$24,653
Interest on Federal Home Loan Bank advances	—	494	344	2,301
Interest on subordinated debt	354	354	1,063	1,063
Total interest expense	$7,589	$8,734	$22,917	$28,017
Net interest income	$17,629	$17,199	$50,502	$46,233
Provision for Credit Losses	1,050	1,112	6,514	3,013
Net interest income after provision for credit losses	$16,579	$16,087	$43,988	$43,220
Noninterest Income
Wealth management fees	$1,744	$1,827	$5,723	$5,158
Service charges on deposit accounts	606	558	1,725	1,567
Other service charges and fees	1,096	1,151	3,045	3,183
Gain (loss) on the sale of bank premises and equipment	7	(2)	3	(18)
(Loss) on the sale of securities	—	—	—	(12,425)
Gain on sale of loans	1,255	1,012	2,913	2,545
Gain on sale of other assets	—	—	3,486	—
Small business investment company income	213	58	589	211
Bank owned life insurance income	280	268	853	819
Other operating income	95	293	477	488
Total noninterest income	$5,296	$5,165	$18,814	$1,528
Noninterest Expenses
Salaries and employee benefits	$9,627	$8,717	$27,068	$23,741
Occupancy expenses	696	691	1,975	1,951
Equipment expenses	495	437	1,408	1,261
Advertising and marketing expenses	264	317	750	652
Stationery and supplies	39	37	115	114
ATM network fees	330	327	983	1,021
Other real estate owned expense (gain), net	—	—	(5)	—
Loss on sale of repossessed assets	15	—	54	133
FDIC assessment	200	172	596	748
Computer software expense	432	389	1,208	996
Bank franchise tax	530	388	1,541	1,136
Professional fees	716	493	1,871	1,697
Data processing fees	553	469	1,630	1,652
Loan servicing expense	274	280	803	779
Merger-related expenses	342	—	342	—
Other operating expenses	1,614	1,627	5,531	4,451
Total noninterest expenses	$16,127	$14,344	$45,870	$40,332
Income before income taxes	$5,748	$6,908	$16,932	$4,416
Income Tax Expense	998	1,324	3,461	536
Net Income	$4,750	$5,584	$13,471	$3,880
Earnings Per Share
Net income per common share, basic	$0.88	$1.04	$2.49	$0.76
Net income per common share, diluted	$0.88	$1.04	$2.49	$0.76

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Comprehensive Income

(Unaudited)

(dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$4,750	$5,584	$13,471	$3,880
Other comprehensive (loss) income:
Unrealized (loss) gain on available for sale securities, net of reclassification adjustments, net of deferred income tax (benefit) expense of $(574) and $455 for the three months ended September 30, 2026 and 2025, respectively and $(790) and $3,469 for the nine months ended September 30, 2026 and 2025 respectively.	(2,158)	1,711	(2,974)	13,055
Total other comprehensive (loss) income	(2,158)	1,711	(2,974)	13,055
Total comprehensive income	$2,592	$7,295	$10,497	$16,935

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(dollars in thousands, except per share amounts)

	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive (Loss)	Total
December 31, 2024	$8,714	$14,901	$114,012	$(18,640)	$118,987
Net loss	—	—	(6,974)	—	(6,974)
Other comprehensive income	—	—	—	12,013	12,013
Vesting of restricted stock awards, stock incentive plan (25,717 shares)	64	(64)	—	—	—
Stock-based compensation expense	—	323	—	—	323
Issuance of common stock, public offering, net (1,796,875 shares)	4,492	49,009	—	—	53,501
Repurchase and retirement of common stock (7,348 shares)	(18)	(247)	—	—	(265)
Dividends declared ($0.31 per share)	—	—	(1,110)	—	(1,110)
March 31, 2025	$13,252	$63,922	$105,928	$(6,627)	$176,475
Net income	—	—	5,270	—	5,270
Other comprehensive (loss)	—	—	—	(669)	(669)
Vesting of restricted stock awards, stock incentive plan (4,889 shares)	12	(12)	—	—	—
Stock-based compensation expense	—	290	—	—	290
Repurchase and retirement of common stock (1,432 shares)	(4)	(46)	—	—	(50)
Dividends declared ($0.31 per share)	—	—	(1,668)	—	(1,668)
June 30, 2025	$13,260	$64,154	$109,530	$(7,296)	$179,648
Net income	—	—	5,584	—	5,584
Other comprehensive income	—	—	—	1,711	1,711
Stock-based compensation expense	—	304	—	—	304
Dividends declared ($0.31 per share)	—	—	(1,666)	—	(1,666)
September 30, 2025	$13,260	$64,458	$113,448	$(5,585)	$185,581

December 31, 2025	$13,264	$64,720	$116,115	$(5,260)	$188,839
Net income	—	—	3,740	—	3,740
Other comprehensive (loss)	—	—	—	(705)	(705)
Stock-based compensation expense	—	413	—	—	413
Vesting of restricted stock awards, stock incentive plan (26,209 shares)	65	(65)	—	—	—
Repurchase and retirement of common stock (7,235 shares)	(18)	(266)	—	—	(284)
Dividends declared ($0.31 per share)	—	—	(1,677)	—	(1,677)
March 31, 2026	$13,311	$64,802	$118,178	$(5,965)	$190,326
Net income	—	—	4,981	—	4,981
Other comprehensive (loss)	—	—	—	(111)	(111)
Stock-based compensation expense	—	387	—	—	387
Dividends declared ($0.31 per share)	—	—	(1,678)	—	(1,678)
June 30, 2026	$13,311	$65,189	$121,481	$(6,076)	$193,905
Net income	—	—	4,750	—	4,750
Other comprehensive (loss)	—	—	—	(2,158)	(2,158)
Stock-based compensation expense	—	411	—	—	411
Issuance of common stock, employee stock purchase plan (1,648 shares)	5	54	—	—	59
Dividends declared ($0.31 per share)	—	—	(1,680)	—	(1,680)
September 30, 2026	$13,316	$65,654	$124,551	$(8,234)	$195,287

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Consolidated Statements of Cash Flows (Unaudited)

(dollars in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$13,471	$3,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	638	582
Amortization of other assets	794	622
Origination of loans held for sale	(80,820)	(70,324)
Proceeds from sale of loans held for sale	87,854	72,071
Net (gain) on sales of loans	(2,913)	(2,540)
Provision for credit losses	6,514	3,013
(Gain) on the sale of portfolio loans	—	(5)
(Gain) loss on the sale and disposal of premises and equipment	(3)	18
Loss on the sale of repossessed assets	54	133
Loss on the sale of securities	—	12,425
(Gain) on the sale of other assets	(3,486)	—
Amortization of subordinated debt issuance costs	51	50
Stock-based compensation expense	1,211	917
(Accretion) of premiums and discounts on debt securities and loans, net	(739)	(486)
Bank-owned life insurance income	(853)	(819)
Changes in assets and liabilities:
(Increase) in other assets	(3,536)	(2,014)
(Decrease) in other liabilities	(835)	(947)
Net cash provided by operating activities	$17,402	$16,576
Cash Flows from Investing Activities
Proceeds from maturities, calls, and principal payments of securities available for sale	$28,980	$19,764
Proceeds from the sale of securities available for sale	—	86,822
Purchases of securities available for sale	(15,707)	(102,154)
Proceeds from the sale of restricted investments	1,931	3,815
Purchases of restricted investments	(20)	(44)
Purchases of bank premises and equipment	(688)	(1,179)
Proceeds from the sale of bank premises and equipment	7	40
Proceeds from the sale of repossessed assets	133	381
Proceeds from sale of other assets	5,061	—
Proceeds from the sale of portfolio loans	—	18,772
Net (increase) in loans	(62,628)	(16,066)
Funding of capital commitments related to other investments	—	(492)
Net cash (used in) provided by investing activities	$(42,931)	$9,659
Cash Flows from Financing Activities
Net increase in noninterest bearing demand deposits, savings, and interest bearing demand deposits	$23,345	$123,169
Net (decrease) in time deposits	(7,459)	(43,277)
Net increase in federal funds purchased	—	101
Repayments of short-term Federal Home Loan Bank advances	—	(25,000)
Repayments of long-term Federal Home Loan Bank advances	(40,000)	(55,000)
Net proceeds from issuance of common stock in public offering	—	53,501
Proceeds from issuance of common stock for ESPP	59	—
Repurchase and retirement of common stock	(284)	(315)
Cash dividends paid	(5,035)	(4,444)
Net cash (used in) provided by financing activities	$(29,374)	$48,735
(Decrease) increase in cash and cash equivalents	$(54,903)	$74,970
Cash and Cash Equivalents
Beginning	217,194	193,159
Ending	$162,291	$268,129
Supplemental Disclosures of Cash Flow Information
Cash payments for:
Interest	$23,439	$29,225
Income taxes	$838	$1,586
Supplemental Schedule of Noncash Investing and Financing Activities:
Unrealized (loss) gain on securities available for sale	$(3,764)	$16,524
Repossessed assets acquired in settlement of loans	$302	$1,009
Lease liabilities arising from right-of-use assets	$204	$773

See Notes to Consolidated Financial Statements

EAGLE FINANCIAL SERVICES, INC.

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2026

NOTE 1. General

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP.

In the opinion of management, the accompanying financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position at September 30, 2026 and December 31, 2025, the results of operations and the changes in shareholders' equity for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”).

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

Application of the principles of GAAP and practices within the banking industry require management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements may reflect different estimates, assumptions, and judgments. Certain policies inherently rely more extensively on the use of estimates, assumptions, and judgments and as such may have a greater possibility of producing results that could be materially different than originally reported. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for credit losses on loans.

The Company's significant accounting policies followed in preparation of the unaudited consolidated financial statements are disclosed in Note 1 of the Company's 2025 Form 10-K. There have been no significant changes to the application of significant accounting policies since December 31, 2025.

NOTE 2. Pending Merger

On September 7, 2026, the Company, John Marshall Bancorp, Inc., a Virginia corporation (“JMSB”) and George Sub, Inc., a newly formed Virginia corporation and a wholly owned subsidiary of JMSB (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (the "First Merger"), and immediately thereafter, the Company will merge with and into JMSB, with JMSB as the surviving corporation. The Merger Agreement was approved by the board of directors of each of the Company and JMSB on September 7, 2026.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Merger, each outstanding share of common stock of the Company, excluding certain specified shares owned by the Company, JMSB or their respective subsidiaries, will be converted into the right to receive 2.00 shares of common stock of JMSB, with cash to be paid in lieu of any fractional shares.

The transaction is expected to close in the first quarter of 2027, subject to customary closing conditions, including receipt of required regulatory approvals, approval by the shareholders of the Company and JMSB, and the satisfaction or waiver of the other conditions set forth in the Merger Agreement. There can be no assurance that the transaction will be completed within the expected timeframe or at all.

NOTE 3. Stock-Based Compensation

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

The Company periodically grants restricted stock to its directors, executive officers and certain non-executive officers. Restricted stock provides grantees with rights to shares of common stock upon completion of a service period or achievement of Company performance measures. During the restricted period, all shares are considered outstanding and dividends are paid to the grantee. Outside directors are periodically granted restricted shares which vest over a period of one year. Executive officers have been granted restricted shares which vest over a three year service period and restricted shares which cliff vest based on meeting performance measures over a three year period. Certain non-executive officers also have been granted restricted shares which vest over a three year service period. The Company recognizes compensation expense over the restricted period based on the fair value of the Company's stock on the grant date. The Company's policy is to recognize forfeitures as they occur. As of September 30, 2026, there was $1.3 million of unrecognized compensation cost related to nonvested restricted stock, with a weighted average remaining term of 1.85 years.

The following table presents restricted stock activity for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026		2025
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested, beginning of period	68,476	$33.96	64,043	$32.02
Granted	45,406	39.44	39,545	36.40
Vested	(26,209)	34.50	(30,606)	33.02
Forfeited	(761)	39.44	(875)	35.95
Nonvested, end of period	86,912	36.61	72,107	33.95

In accordance with the Merger Agreement, immediately prior to the effective time of the First Merger, each nonvested restricted stock award will fully vest, with any performance conditions deemed satisfied at the target level.

On May 19, 2026, the Company’s shareholders approved the 2026 Employee Stock Purchase Plan (the “ESPP”). The ESPP permits eligible employees to purchase shares of the Company’s common stock through accumulated payroll deductions, subject to the terms and limitations of the ESPP. The ESPP is intended to provide eligible employees with an opportunity to acquire an ownership interest in the Company. The ESPP authorizes the issuance of up to 160,000 shares of common stock. The ESPP became effective on June 1, 2026 with the first quarterly offering period beginning July 1, 2026.

For the three and nine months ended September 30, 2026, the Company recognized compensation expense related to the ESPP of $14 thousand, which is included in salaries and benefits expense in the Consolidated Statements of Income. There is no unrecognized compensation cost related to outstanding ESPP purchase rights as of September 30, 2026.

During the nine months ended September 30, 2026, employees purchased 1,648 shares under the ESPP at a weighted-average purchase price of $35.88 per share. As of September 30, 2026, 158,352 shares remained available for future issuance under the ESPP. The ESPP was subsequently frozen upon the completion of the offering period ending September 30, 2026, due to the anticipated closing of the transaction with JMSB in the first quarter of 2027.

NOTE 4. Earnings Per Common Share

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

The following table shows the weighted average number of shares used in computing earnings per share for the three and nine months ended September 30, 2026 and 2025. During 2026 and 2025, there were no potentially dilutive securities outstanding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Average number of common shares outstanding used to calculate basic and diluted earnings per share	5,411,632	5,376,346	5,411,888	5,111,897

NOTE 5. Securities

Amortized costs and fair values of securities available for sale at September 30, 2026 and December 31, 2025 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
	September 30, 2026
	(in thousands)
Obligations of U.S. government corporations and agencies	$6,976	$2	$(197)	6,781
U.S. treasury securities	5,924	—	(10)	5,914
Mortgage-backed securities	74,673	—	(9,285)	65,388
Collateralized mortgage obligations	21,666	—	(743)	20,923
Subordinated debt	4,250	—	(185)	4,065
	$113,489	$2	$(10,420)	$103,071

	December 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$7,458	$2	$(16)	$7,444
U.S. treasury securities	9,999	2	—	10,001
Mortgage-backed securities	81,492	480	(6,843)	75,129
Collateralized mortgage obligations	22,498	84	(87)	22,495
Subordinated debt	4,750	—	(276)	4,474
	$126,197	$568	$(7,222)	$119,543

The Company has elected to exclude accrued interest receivable, totaling $417 thousand and $669 thousand at September 30, 2026 and December 31, 2025, respectively from the amortized cost basis of securities. The deferred tax asset on the securities portfolio at September 30, 2026 and December 31, 2025 was $2.2 million and $1.4 million, respectively, and is included in Other Assets in the Consolidated Balance Sheets.

In March 2025, balance sheet repositioning transactions were executed. The Bank sold available for sale securities with an amortized cost balance of $99.2 million and reinvested $66.0 million into purchases of available for sale securities. The sale of securities resulted in a net realized pre-tax loss of $12.4 million recognized during the nine months ended September 30, 2025. There were no sales of available for sale securities during the three months ended September 30, 2025 or the three and nine months ended September 30, 2026.

The following table summarizes amounts related to the sale of available for sale securities:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Proceeds from sales	$—	$—	$—	$86,822

Gross realized losses	—	—	—	(12,425)
Net realized losses on securities	$—	$—	$—	$(12,425)

The amortized cost and estimated fair value of securities at September 30, 2026, by the earlier of contractual maturity or expected maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(in thousands)
Due in one year or less	$5,924	$5,914
Due after one year through five years	13,932	13,456
Due after five years through ten years	15,090	14,700
Due after ten years	78,543	69,001
	$113,489	$103,071

The fair value and gross unrealized losses for securities available for sale, totaled by the length of time that individual securities have been in a continuous gross unrealized loss position, at September 30, 2026 and December 31, 2025 were as follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	September 30, 2026
	(in thousands)
Obligations of U.S. government corporations and agencies	$3,278	$197	$—	$—	$3,278	$197
U.S. treasury securities	5,914	10	—	—	5,914	10
Mortgage-backed securities	39,168	1,157	26,220	8,128	65,388	9,285
Collateralized mortgage obligations	18,302	548	2,621	195	20,923	743
Subordinated debt	497	3	3,068	182	3,565	185
Total	$67,159	$1,915	$31,909	$8,505	$99,068	$10,420

	Less than 12 months		12 months or more		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
	December 31, 2025
	(in thousands)
Obligations of U.S. government corporations and agencies	$5,503	$16	$—	$—	$5,503	$16
Mortgage-backed securities	—	—	29,508	6,843	29,508	6,843
Collateralized mortgage obligations	7,116	87	—	—	7,116	87
Subordinated debt	973	28	3,002	248	3,975	276
Total	$13,592	$131	$32,510	$7,091	$46,102	$7,222

The reference point for determining when securities are in an unrealized loss position is month end. As such, it is possible that a security's market value exceeded its amortized cost on other days during the past twelve-month period.

There were 54 and 39 debt securities with a fair value below the amortized cost basis, totaling $99.1 million and $46.1 million of aggregate fair value as of September 30, 2026 and December 31, 2025 respectively. The Company concluded that a credit loss does not exist in its securities portfolio at September 30, 2026 based on the fact that (1) changes in fair value were caused by non-credit-related factors, primarily fluctuations in interest rates, (2) securities with unrealized losses had generally high credit quality, (3) as of September 30, 2026, the Company intends to hold these investments in debt securities to maturity and it is more-likely-than-not that the Company will not be required to sell these investments before a recovery of its investment, and (4) issuers have continued to make timely payments of principal and interest. Additionally, the Company’s mortgage-backed securities, collateralized mortgage obligations, U.S. treasury securities, and obligations of U.S. government corporations and agencies are entirely issued by either U.S. government agencies or U.S. government-sponsored enterprises. Collectively, these entities provide a guarantee, which is either explicitly or implicitly supported by the full faith and credit of the U.S. government, that investors in such securities will receive timely principal and interest payments.

Securities having carrying values of $4.0 million, $2.0 million and $80.1 million at September 30, 2026 were pledged as security for trust accounts, a deposit relationship and for borrowing capacity at the Federal Reserve Bank ("FRB") discount window, respectively.

The composition of restricted investments at September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Federal Reserve Bank Stock	$344	$344
Federal Home Loan Bank Stock	1,391	3,302
Community Bankers’ Bank Stock	140	140
	$1,875	$3,786

NOTE 6. Loans and Allowance for Credit Losses on Loans

The composition of loans at September 30, 2026 and December 31, 2025 was as follows:

	September 30,	December 31,
	2026	2025
	(in thousands)
Mortgage real estate loans:
Construction & Secured by Farmland	$96,150	$82,336
HELOCs	60,024	58,640
Residential First Lien - Investor	104,664	107,307
Residential First Lien - Owner Occupied	194,889	178,807
Residential Junior Liens	10,553	10,724
Commercial - Owner Occupied	355,269	298,853
Commercial - Non-Owner Occupied & Multifamily	389,986	398,926
Commercial and industrial loans:
SBA PPP loans	—	4
Other commercial and industrial loans	125,289	113,220
Marine loans	152,352	175,639
Consumer loans	26,715	28,742
Overdrafts	313	318
Other loans	12,272	13,946
Total loans	$1,528,476	$1,467,462
Net deferred loan costs and premiums	3,466	5,615
Allowance for credit losses	(18,533)	(15,320)
	$1,513,409	$1,457,757

At September 30, 2026, the Company was servicing $54.9 million of loans for other financial institutions which are not included in the table above. Also excluded from the table above are net servicing assets of $810 thousand at September 30, 2026, which are recorded in Other Assets in the Consolidated Balance Sheets. When loans are sold with servicing retained, servicing assets are recorded which represent the Company's right to service loans that were sold. Servicing assets are initially recorded by the Company at fair value and are subsequently amortized in proportion to, and over the period of, estimated net servicing income.

Changes in the allowance for credit losses on loans for the three and nine months ended September 30, 2026 and 2025 and year-ended December 31, 2025 were as follows:

	Three Months Ended		Year Ended	Nine Months Ended
	September 30,		December 31,	September 30,
	2026	2025	2025	2026	2025
	(in thousands)
Balance, beginning	$18,306	$15,979	$15,027	$15,320	$15,027
Provision for credit losses	1,261	1,131	3,880	6,440	3,133
Recoveries added to the allowance	61	117	559	292	478
Credit losses charged to the allowance	(1,095)	(2,417)	(4,146)	(3,519)	(3,828)
Balance, ending	$18,533	$14,810	$15,320	$18,533	$14,810

Past due loans by class at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Days Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$648	$—	$—	$648	$95,502	$96,150	$—
HELOCs	47	—	7	54	59,970	60,024	7
Residential First Lien - Investor	86	—	98	184	104,480	104,664	—
Residential First Lien - Owner Occupied	192	—	175	367	194,522	194,889	—
Residential Junior Liens	56	—	—	56	10,497	10,553	—
Commercial - Owner Occupied	—	—	4,454	4,454	350,815	355,269	—
Commercial - Non-Owner Occupied & Multifamily	2,313	4,079	7,274	13,666	376,320	389,986	—
Commercial and industrial loans:
Other commercial and industrial loans	635	501	410	1,546	123,743	125,289	91
Marine loans	—	905	—	905	151,447	152,352	—
Consumer loans	141	16	6	163	26,552	26,715	6
Overdrafts	—	—	—	—	313	313	—
Other loans	—	—	—	—	12,272	12,272	—
Total	$4,118	$5,501	$12,424	$22,043	$1,506,433	$1,528,476	$104

	December 31, 2025
	(in thousands)
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 or More Days Past Due	Total Past Due	Current	Total Loans	90 or More Past Due Still Accruing
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$428	$428	$81,908	$82,336	$—
HELOCs	112	—	160	272	58,368	58,640	—
Residential First Lien - Investor	—	391	98	489	106,818	107,307	—
Residential First Lien - Owner Occupied	467	85	24	576	178,231	178,807	—
Residential Junior Liens	57	—	—	57	10,667	10,724	—
Commercial - Owner Occupied	—	—	4,738	4,738	294,115	298,853	—
Commercial - Non-Owner Occupied & Multifamily	1,913	—	5,348	7,261	391,665	398,926	—
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	4	4	—
Other commercial and industrial loans	240	363	2,311	2,914	110,306	113,220	—
Marine loans	—	—	—	—	175,639	175,639	—
Consumer loans	128	9	60	197	28,545	28,742	60
Overdrafts	—	—	—	—	318	318	—
Other loans	—	—	—	—	13,946	13,946	—
Total	$2,917	$848	$13,167	$16,932	$1,450,530	$1,467,462	$60

Nonaccrual loans by class at September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026			December 31, 2025
	(in thousands)			(in thousands)
	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans	Nonaccruals with No Allowance for Credit Losses	Nonaccrual with an Allowance for Credit Losses	Nonaccrual Loans
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$428	$—	$428
HELOCs	—	—	—	160	—	160
Residential First Lien - Investor	—	98	98	98	—	98
Residential First Lien - Owner Occupied	606	—	606	494	—	494
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	3,983	471	4,454	2,894	1,844	4,738
Commercial - Non-Owner Occupied & Multifamily	—	7,274	7,274	5,348	—	5,348
Commercial and industrial loans:
SBA PPP loans	—	—	—	—	—	—
Other commercial and industrial loans	1,619	685	2,304	2,253	879	3,132
Marine loans	—	905	905	—	—	—
Consumer loans	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$6,208	$9,433	$15,641	$11,675	$2,723	$14,398

The allowance for credit losses on loans by segment at September 30, 2026 and December 31, 2025 was as follows:

	As of and For the Nine Months Ended
	September 30, 2026
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Total
Allowance for credit losses:
Beginning Balance	$1,275	$3,160	$8,163	$1,312	$710	$230	$470	$15,320
Charge-Offs	(301)	—	(1,586)	(1,018)	(369)	(110)	(135)	(3,519)
Recoveries	4	157	—	59	10	26	36	292
Provision (recovery)	9	(947)	4,509	2,020	1,025	71	(247)	6,440
Ending balance	$987	$2,370	$11,086	$2,373	$1,376	$217	$124	$18,533
Ending balance: Individually evaluated for impairment	$—	$9	$2,139	$662	$557	$—	$—	$3,367
Ending balance: Collectively evaluated for impairment	$987	$2,361	$8,947	$1,711	$819	$217	$124	$15,166
Loans:
Ending balance	$96,150	$370,130	$745,255	$125,289	$152,352	$26,715	$12,585	$1,528,476
Ending balance: Individually evaluated for impairment	$—	$684	$11,728	$2,287	$905	$—	$—	$15,604
Ending balance: Collectively evaluated for impairment	$96,150	$369,446	$733,527	$123,002	$151,447	$26,715	$12,585	$1,512,872

	As of and For the Year Ended
	December 31, 2025
	(in thousands)
	Construction and Farmland	Residential Real Estate	Commercial Real Estate & MultiFamily	Commercial	Marine	Consumer	All Other Loans	Total
Allowance for credit losses:
Beginning Balance	$2,387	$2,318	$7,251	$1,433	$1,279	$238	$121	$15,027
Charge-Offs	—	(31)	(2,771)	(485)	(580)	(140)	(139)	(4,146)
Recoveries	5	308	—	153	—	46	47	559
Provision (recovery)	(1,117)	565	3,683	211	11	86	441	3,880
Ending balance	$1,275	$3,160	$8,163	$1,312	$710	$230	$470	$15,320
Ending balance: Individually evaluated for impairment	$—	$—	$49	$418	$—	$—	$—	$467
Ending balance: Collectively evaluated for impairment	$1,275	$3,160	$8,114	$894	$710	$230	$470	$14,853
Loans:
Ending balance	$82,336	$355,478	$697,779	$113,224	$175,639	$28,742	$14,264	$1,467,462
Ending balance: Individually evaluated for impairment	$428	$728	$10,086	$3,113	$—	$—	$—	$14,355
Ending balance: Collectively evaluated for impairment	$81,908	$354,750	$687,693	$110,111	$175,639	$28,742	$14,264	$1,453,107

The following table presents the amortized cost basis of collateral-dependent loans by loan portfolio segment:

	September 30, 2026			December 31, 2025
	(in thousands)			(in thousands)
(in thousands)	Real Estate Collateral	Other Collateral	Total	Real Estate Collateral	Other Collateral	Total
Mortgage real estate loans:
Construction & Secured by Farmland	$—	$—	$—	$428	$—	$428
HELOCs	—	—	—	160	—	160
Residential First Lien - Investor	98	—	98	98	—	98
Residential First Lien - Owner Occupied	586	—	586	470	—	470
Residential Junior Liens	—	—	—	—	—	—
Commercial - Owner Occupied	4,454	—	4,454	4,738	—	4,738
Commercial - Non-Owner Occupied & Multifamily	7,274	—	7,274	5,348	—	5,348
Commercial and industrial loans:
Other commercial and industrial loans	—	2,287	2,287	—	3,113	3,113
Marine loans	—	905	905	—	—	—
Consumer loans	—	—	—	—	—	—
Overdrafts	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
	$12,412	$3,192	$15,604	$11,242	$3,113	$14,355

The Company did not identify any significant changes in the extent to which collateral secures its collateral dependent loans, whether in the form of general deterioration or from other factors during the period ended September 30, 2026.

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

Credit quality information by class at September 30, 2026 and gross charge-offs by year of origination for the nine months ended September 30, 2026 was as follows:

September 30, 2026
	Term Loans Amortized Cost Basis by Origination Year
(in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total

Mortgage real estate loans:
Construction & Secured by Farmland
Pass	$27,545	$15,106	$33,191	$2,862	$5,876	$6,588	$2,208	$308	$93,684
Special Mention	—	—	648	408	—	1,410	—	—	2,466
Classified	—	—	—	—	—	—	—	—	—
Total	$27,545	$15,106	$33,839	$3,270	$5,876	$7,998	$2,208	$308	$96,150
Current period gross charge-offs	$—	$—	$—	$301	$—	$—	$—	$—	$301
HELOCs
Pass	$—	$—	$—	$—	$—	$—	$59,920	$55	$59,975
Special Mention	—	—	—	—	—	—	49	—	49
Classified	—	—	—	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—	$59,969	$55	$60,024
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Investor
Pass	$13,199	$15,820	$5,656	$8,117	$13,020	$42,664	$—	$1,270	$99,746
Special Mention	229	—	—	1,588	697	2,306	—	—	4,820
Classified	—	—	—	—	98	—	—	—	98
Total	$13,428	$15,820	$5,656	$9,705	$13,815	$44,970	$—	$1,270	$104,664
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential First Lien - Owner Occupied
Pass	$27,601	$13,843	$18,405	$43,635	$26,601	$62,665	$—	$112	$192,862
Special Mention	—	—	38	276	976	103	—	—	1,393
Classified	—	—	154	—	—	480	—	—	634
Total	$27,601	$13,843	$18,597	$43,911	$27,577	$63,248	$—	$112	$194,889
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Residential Junior Liens
Pass	$1,328	$1,525	$482	$1,484	$1,625	$3,833	$—	$148	$10,425
Special Mention	68	—	—	—	—	60	—	—	128
Classified	—	—	—	—	—	—	—	—	—
Total	$1,396	$1,525	$482	$1,484	$1,625	$3,893	$—	$148	$10,553
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial - Owner Occupied
Pass	$69,936	$33,426	$23,133	$45,793	$65,196	$79,110	$3,582	$3,829	$324,005
Special Mention	—	—	724	3,349	3,952	18,785	—	—	26,810
Classified	—	—	1,828	471	—	2,155	—	—	4,454
Total	$69,936	$33,426	$25,685	$49,613	$69,148	$100,050	$3,582	$3,829	$355,269
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial - Non-Owner Occupied & Multifamily
Pass	$35,722	$66,014	$25,547	$53,918	$61,775	$109,116	$7,988	$3,721	$363,801
Special Mention	—	1,017	268	410	4,040	9,097	—	—	14,832
Classified	—	—	—	—	8,383	2,970	—	—	11,353
Total	$35,722	$67,031	$25,815	$54,328	$74,198	$121,183	$7,988	$3,721	$389,986
Current period gross charge-offs	$—	$—	$—	$—	$403	$1,183	$—	$—	$1,586
Commercial and industrial loans:
Other commercial and industrial loans
Pass	$40,844	$8,768	$10,517	$4,398	$7,197	$6,675	$33,925	$1,907	$114,231
Special Mention	—	3,037	5,113	—	—	—	500	13	8,663
Classified	—	—	103	1,251	350	233	458	—	2,395
Total	$40,844	$11,805	$15,733	$5,649	$7,547	$6,908	$34,883	$1,920	$125,289
Current period gross charge-offs	$50	$252	$125	$474	$111	$—	$6	$—	$1,018
Marine loans
Pass	$—	$—	$—	$52,028	$79,770	$19,649	$—	$—	$151,447
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	905	—	—	905
Total	$—	$—	$—	$52,028	$79,770	$20,554	$—	$—	$152,352
Current period gross charge-offs	$—	$—	$—	$123	$—	$246	$—	$—	$369
Consumer loans
Pass	$2,188	$1,265	$1,017	$552	$8,376	$11,375	$1,900	$—	$26,673
Special Mention	—	1	27	3	—	—	—	—	31
Classified	—	—	—	5	—	—	6	—	11
Total	$2,188	$1,266	$1,044	$560	$8,376	$11,375	$1,906	$—	$26,715
Current period gross charge-offs	$—	$47	$—	$2	$—	$—	$61	$—	$110
Overdrafts
Pass	$—	$—	$—	$—	$—	$—	$—	$—	$—
Special Mention	—	—	—	—	—	—	—	—	—
Classified	313	—	—	—	—	—	—	—	313
Total	$313	$—	$—	$—	$—	$—	$—	$—	$313
Current period gross charge-offs	$135	$—	$—	$—	$—	$—	$—	$—	$135
Other loans
Pass	$1,031	$3,944	$—	$28	$4,628	$2,014	$627	$—	$12,272
Special Mention	—	—	—	—	—	—	—	—	—
Classified	—	—	—	—	—	—	—	—	—
Total	$1,031	$3,944	$—	$28	$4,628	$2,014	$627	$—	$12,272
Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Total by Risk Category
Pass	$219,394	$159,711	$117,948	$212,815	$274,064	$343,689	$110,150	$11,350	$1,449,121
Special Mention	297	4,055	6,818	6,034	9,665	31,761	549	13	59,192
Classified	313	—	2,085	1,727	8,831	6,743	464	—	20,163
Total	$220,004	$163,766	$126,851	$220,576	$292,560	$382,193	$111,163	$11,363	$1,528,476
Total current period gross charge-offs	$185	$299	$125	$900	$514	$1,429	$67	$—	$3,519

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

Unfunded Commitments: The Company maintains a separate reserve for credit losses on unfunded commitments, which is included in Other Liabilities on the Consolidated Balance Sheet. The reserve for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit losses in the Consolidated Statement of Operations. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded, utilizing the same models and approaches for the Company's other loan portfolio segments, as these unfunded commitments share similar risk characteristics as its loan portfolio segments. The Company has identified the unfunded portion of certain lines of credit as unconditionally cancellable credit exposures, meaning the Company can cancel the unfunded commitment at any time. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company or for undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement.

The activity in the unfunded commitment reserve for the three and nine months ended September 30, 2026 and 2025 and year-ended December 31, 2025 is presented below:

	Three Months Ended		Year Ended	Nine Months Ended
	September 30,		December 31,	September 30,
	2026	2025	2025	2026	2025
	(in thousands)
Balance, beginning	$611	$404	$505	$326	$505
Provision (recovery)	(211)	(19)	(179)	74	(120)
Balance, ending	$400	$385	$326	$400	$385

Restructurings for Borrowers Experiencing Financial Difficulty: A loan that has been modified is considered a troubled loan modification when the modification is made to a borrower experiencing financial difficulty and the modification has a direct impact to the contractual cash flows.

The carrying value of troubled loan modifications totaled $5.3 million as of September 30, 2026 and December 31, 2025.

The following tables present the carrying values at September 30, 2026 and 2025 of troubled loan modifications made during the periods indicated, segregated by class of loans and type of concession granted.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026			2026
	(dollars in thousands)
	Combination (1)	Total	% of Total Class of Loans (2)	Combination (1)	Total	% of Total Class of Loans (2)
Commercial and industrial loans:		—			—
Other commercial and industrial loans	$1,602	$1,602	1.28%	$1,602	$1,602	1.28%
Total	$1,602	$1,602		$1,602	$1,602

(1) Combination includes debt-for-equity swap and term extension.

(2) Percentage of troubled loan modification to the total loans outstanding within the respective loan class.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025			2025
	(dollars in thousands)
	Collateral Dependent Foreclosure (1)	Total	% of Total Class of Loans (2)	Collateral Dependent Foreclosure (1)	Total	% of Total Class of Loans (2)
Mortgage real estate loans:
Commercial - Non-Owner Occupied & Multifamily	$5,455	$5,455	1.37%	$5,455	$5,455	1.37%
Total	$5,455	$5,455		$5,455	$5,455

(1) Repayment is expected to come from sale of real estate collateral.

(2) Percentage of troubled loan modification to the total loans outstanding within the respective loan class.

During the three and nine months ended September 30, 2026, a restructuring was completed for a borrower experiencing financial difficulty involving two syndicated loans in which the Company participates. The restructuring established a new capital structure consisting of a First-Out Term Loan, a Last-Out Term Loan, Class A Preferred Equity, and Class B Common Equity. The Company's two existing loan participations, with aggregate principal of $2.1 million prior to the restructuring, were extinguished and replaced with a new Last-Out Term Loan allocation of $1.6 million and Class A Preferred Equity of $752 thousand. The Company did not participate in the First-Out Term Loan. The difference between the Company's pre-restructuring principal balance and the aggregate amount of the new instruments reflects, in part, deferred and accrued interest and transaction fees incorporated into the closing allocations. The modification also extended the term by 3.25 years. In connection with the restructuring, the Company recognized a charge-off of $507 thousand. Based on management's post-restructuring valuation of collateral coverage of the senior debt, no specific credit loss allocation was required on the restructured loan at September 30, 2026. The loan remained classified as nonaccrual pending demonstrated payment performance. The loan had not subsequently defaulted under the Company’s policy.

During the three and nine months ended September 30, 2025, a relationship comprised of three residential multifamily income producing properties in Washington D.C. (the District) was restructured and the Bank was granted receivership. This relationship was in default at the time restructuring and continues to be in default. The three loans in this relationship are on nonaccrual status and are 90 or more days past due. At September 30, 2026, this relationship had an amortized cost balance of $3.7 million and was individually evaluated for impairment with a specific reserve allocation of $1.3 million. The Bank is actively working with the receiver to update the properties and ready them for sale while continuing to collect the housing payments directly from the District.

During the three and nine months ended September 30, 2026, there were three loans to one borrower experiencing financial difficulty in payment default and were modified in the prior twelve months.

There were no loans to borrowers experiencing financial difficulty that had a payment default during the three and nine months ended September 30, 2025 and were modified in the twelve months prior to that default.

Default is determined at 30 days or more past due, upon charge-off, or upon foreclosure. Modified loans in default are individually evaluated for the allowance for credit losses or if the modified loan is deemed uncollectible, the loan, or a portion of the loan, is written off and the allowance for credit losses is adjusted accordingly.

NOTE 7. Deposits

The composition of deposits at September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Noninterest bearing demand deposits	$453,481	$432,171
Savings and interest bearing demand deposits:
NOW accounts	$299,776	$322,687
Money market accounts	312,759	282,828
Regular savings accounts	118,045	123,030
	$730,580	$728,545
Time deposits:
Balances of less than $250,000	$256,390	$262,390
Balances of $250,000 and more	182,795	184,254
	$439,185	$446,644
	$1,623,246	$1,607,360

NOTE 8. Leases

Lease liabilities represent the Company’s obligation to make lease payments and are presented at each reporting date as the net present value of the remaining contractual cash flows. Cash flows are discounted at the Company’s incremental borrowing rate in effect at the commencement date of the lease. Right-of-use assets represent the Company’s right to use the underlying asset for the lease term and are calculated as the sum of the lease liability and if applicable, prepaid rent, initial direct costs and any incentives received from the lessor. Right-of-use assets and lease liabilities are included in Other Assets and Other Liabilities, respectively, in the Consolidated Balance Sheets. In June 2026, the Company entered into a long-term lease and moved the Frederick, Maryland loan production office to a new location in Rockville, Maryland. The new lease replaced an expiring lease and resulted in the initial recognition of a right-of-use asset and lease liability of $204 thousand.

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

The following tables present information about the Company’s leases:

(dollars in thousands)
	September 30, 2026	December 31, 2025
Lease liabilities	$9,577	$9,845
Right-of-use assets	$9,082	$9,438
Weighted average remaining lease term	11 years	12 years
Weighted average discount rate	4.27%	4.25%

	Three Months Ended		Nine Months Ended
Lease Cost	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost	$304	$310	$878	$904
Short-term lease cost	4	4	11	11
Total lease cost	$308	$314	$889	$915

Cash paid for amounts included in the measurement of lease liabilities	$272	$279	$792	$788

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liabilities is as follows:

(dollars in thousands)	As of
Lease payments due	September 30, 2026
2026, remainder	$271
2027	1,107
2028	1,133
2029	1,114
2030	1,135
Thereafter	7,428
Total undiscounted cash flows	$12,188
Discount	(2,611)
Lease liabilities	$9,577

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

Derivative Instruments: Interest rate derivative contracts are traded in over-the-counter markets where quoted market prices are not readily available. Fair value measurements are obtained from a third-party pricing service utilizing a discounted cash flow method using observable market inputs such as contractual terms and interest rate curves. The Company has considered counterparty credit risk in the valuation of its derivative assets and has considered its own credit risk in the valuation of its derivative liabilities. While credit valuation adjustments utilize unobservable Level 3 inputs, they are not significant to the overall valuation. As a result, the Company classifies its derivative instrument valuations as Level 2.

The following table presents balances of financial assets and liabilities measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025:

		Fair Value Measurements at
		September 30, 2026
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$6,781	$—	$6,781	$—
U.S. Treasury securities	5,914	—	5,914	—
Mortgage-backed securities	65,388	—	65,388	—
Collateralized mortgage obligations	20,923		20,923
Subordinated debt	4,065	—	3,565	500
Derivative:
Interest rate swaps on loans	1,195	—	1,195	—
Total assets at fair value	$104,266	$—	$103,766	$500
Liabilities:
Interest rate swaps on loans	$1,195	$—	$1,195	$—
Total liabilities at fair value	$1,195	$—	$1,195	$—

		Fair Value Measurements at
		December 31, 2025
		Using
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Securities available for sale
Obligations of U.S. government corporations and agencies	$7,444	$—	$7,444	$—
U.S. Treasury securities	10,001	—	10,001	—
Mortgage-backed securities	75,129	—	75,129	—
Collateralized mortgage obligations	22,495	—	22,495	—
Subordinated debt	4,474	—	3,974	500
Derivative:
Interest rate swaps on loans	1,030	—	1,030	—
Total assets at fair value	$120,573	$—	$120,073	$500
Liabilities:
Interest rate swaps on loans	$1,030	$—	$1,030	$—
Fair value swap	75	—	75	—
Total liabilities at fair value	$1,105	$—	$1,105	$—

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis classified as Level 3 for the periods indicated. Level 3 securities consist of one corporate subordinated debt security for which no pricing information was available and therefore priced at book value.

Level 3 Recurring Fair Value Measurements As Of and For The
	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Beginning balance	$500	$—	$500	$—
Purchases	—	500	—	500
Sales	—	—	—	—
Issuances	—	—	—	—
Settlements	—	—	—	—
Total Gains (Losses) included in Net Income	—	—	—	—
Total Gains (Losses) included in OCI	—	—	—	—
Transfer into Level 3	—	—	—	—
Transfer out of Level 3	—	—	—	—
Total assets at fair value	$500	$500	$500	$500

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

The following describes the valuation techniques used by the Company to measure certain financial and nonfinancial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans using observable market data which is not materially different than cost due to the short duration between origination and sale (Level 2). The Company records any fair value adjustments on a nonrecurring basis. No nonrecurring fair value adjustments were recorded on loans held for sale during the nine months ended September 30, 2026 and the year ended December 31, 2025.

Individually Evaluated Collateral-Dependent Loans: The estimated fair value of individually evaluated collateral-dependent loans is based on the value of the underlying collateral or the value of the underlying collateral, less estimated cost to sell, as appropriate. Collateral is generally real estate; however, collateral may include vehicles, marine vessels, equipment, inventory, accounts receivable, and/or other business assets. The value of real estate collateral is determined using a market valuation approach based on an appraisal conducted by an independent, licensed appraiser. The value of other assets may also be based on an appraisal, market quotations, aging schedules or other sources. Collateral-dependent individually evaluated loans are classified within Level 3 of the fair value hierarchy. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the Consolidated Statements of Income. At September 30, 2026 collateral-dependent loans totaling $9.4 million were individually evaluated and being carried at fair value of $6.1 million, the majority of which represents seven relationships consisting of loans secured by owner and non-owner occupied commercial real estate properties, commercial business loans collateralized by equipment and a marine loan. At December 31, 2025 there were four collateral-dependent relationships totaling $2.7 million, which were individually evaluated and being carried at fair value of $2.3 million. Three relationships represent five commercial business loans collateralized by equipment and one relationship is collateralized by commercial real estate.

Other Real Estate Owned: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the property, less estimated selling costs, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant property improvements are capitalized, whereas costs relating to holding property are expensed. The portion of interest costs relating to development of real estate is capitalized. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to fair value less cost to sell. The fair value measurement of real estate held in other real estate owned is assessed in the same manner as collateral-dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held no other real estate owned at September 30, 2026 or December 31, 2025.

Repossessed Assets: Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair value of the asset, less estimated selling costs, establishing a new cost basis. Any write-downs based on the asset’s fair value at the date of acquisition are charged to the allowance for credit losses. Costs of significant improvements are capitalized, whereas costs relating to holding assets are expensed. Valuations are periodically obtained by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of an asset to fair value less cost to sell. The fair value measurement of repossessed assets is assessed in the same manner as collateral dependent loans described above. We believe that the fair value follows the provisions of GAAP. The Company held repossessed assets totaling $250 thousand at September 30, 2026 and $135 thousand at December 31, 2025. Repossessed assets are included in Other Assets in the Consolidated Balance Sheets.

The following table summarizes the Company's financial and nonfinancial assets that were measured at fair value on a nonrecurring basis at September 30, 2026 and December 31, 2025.

		Carrying value at
		September 30, 2026
	Balance as of	Identical Assets	Observable Inputs	Unobservable Inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral dependent individually evaluated loans	$6,067	$—	$—	$6,067
Nonfinancial Assets:
Repossessed assets	250	—	—	250

		Carrying value at
		December 31, 2025
	Balance as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Financial Assets:
Collateral dependent individually evaluated loans	$2,256	$—	$—	$2,256
Nonfinancial Assets:
Repossessed assets	135	—	—	135

The following table displays quantitative information about Level 3 Fair Value Measurements for certain financial and nonfinancial assets measured at fair value on a nonrecurring basis for September 30, 2026 and December 31, 2025.

Quantitative information about Level 3 Fair Value Measurements
September 30, 2026
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	3% - 88%	49%
Repossessed assets	Discounted appraised value	Selling cost	10%	10%

Quantitative information about Level 3 Fair Value Measurements
December 31, 2025
	Valuation Technique(s)	Unobservable Input	Range	Weighted Average (1)
Assets:
Collateral dependent individually evaluated loans	Discounted value	Selling cost and appraisal discount	6% - 40%	9%
Repossessed assets	Offer value	Selling cost	10%	10%

(1) Weighted based on the relative fair value of the specific items measured at fair value.

The carrying value and fair value of the Company’s financial instruments at September 30, 2026 and December 31, 2025 were as follows:

	Fair Value Measurements at
	September 30, 2026
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)	September 30, 2026
	(in thousands)
Financial assets:
Cash and short-term investments	$162,291	$162,291	$—	$—	$162,291
Securities	103,071	—	102,571	500	103,071
Restricted investments	1,875	—	1,875	—	1,875
Loans held for sale	623		623	—	623
Loans, net	1,513,409	—	—	1,468,205	1,468,205
Bank owned life insurance	32,573	—	32,573	—	32,573
Accrued interest receivable	5,298	—	5,298	—	5,298
Derivative assets	1,195	—	1,195	—	1,195
Financial liabilities:
Deposits	$1,623,246	$—	$1,623,823	$—	$1,623,823
Subordinated debt, net of unamortized issuance costs	29,630	—	27,153	—	27,153
Accrued interest payable	766	—	766	—	766
Derivative liabilities	1,195	—	1,195	—	1,195

	Fair Value Measurements at
	December 31, 2025
	Using
	Carrying Value as of	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs	Fair Value as of
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)	December 31, 2025
	(in thousands)
Financial assets:
Cash and short-term investments	$217,194	$217,194	$—	$—	$217,194
Securities	119,543	—	119,043	500	119,543
Restricted Investments	3,786	—	3,786	—	3,786
Loans held for sale	4,786	—	4,786	—	4,786
Loans, net	1,457,757	—	—	1,390,948	1,390,948
Bank owned life insurance	31,720	—	31,720	—	31,720
Accrued interest receivable	5,287	—	5,287	—	5,287
Derivative assets	1,030	—	1,030	—	1,030
Financial liabilities:
Deposits	$1,607,360	$—	$1,607,995	$—	$1,607,995
Federal Home Loan Bank advances, long-term	40,000	—	40,080	—	40,080
Subordinated debt, net of unamortized issuance costs	29,579	—	27,106	—	27,106
Accrued interest payable	1,339	—	1,339	—	1,339
Derivative liabilities	1,105	—	1,105	—	1,105

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

Changes to accumulated other comprehensive loss by component are shown in the following table for the periods indicated:

	Three Months Ended
	September 30,
	2026			2025
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
July 1	$(6,073)	$(3)	$(6,076)	$(7,301)	$5	$(7,296)
Other comprehensive (loss) income before reclassifications	(2,732)	—	(2,732)	2,166	—	2,166
Tax effect of current period changes	574	—	574	(455)	—	(455)
Current period changes net of taxes	(2,158)	—	(2,158)	1,711	—	1,711
September 30	$(8,231)	$(3)	$(8,234)	$(5,590)	$5	$(5,585)

	Nine Months Ended
	September 30,
	2026			2025
	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total	Unrealized Gains and Losses on Available for Sale Securities	Change in Benefit Obligations and Plan Assets for the Post Retirement Benefit Plan	Total
	(dollars in thousands)			(dollars in thousands)
January 1	$(5,257)	$(3)	$(5,260)	$(18,645)	$5	$(18,640)
Other comprehensive (loss) income before reclassifications	(3,764)	—	(3,764)	28,949	—	28,949
Reclassification of realized losses into earnings	—	—	—	(12,425)	—	(12,425)
Tax effect of current period changes	790	—	790	(3,469)	—	(3,469)
Current period changes net of taxes	(2,974)	—	(2,974)	13,055	—	13,055
September 30	$(8,231)	$(3)	$(8,234)	$(5,590)	$5	$(5,585)

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

NOTE 11. Other Real Estate Owned & Repossessed Assets

The following table is a summary of other real estate owned (“OREO”) and repossessed asset activity for the nine months ended September 30, 2026 and 2025 and the year ended December 31, 2025:

	Nine Months Ended		Year Ended		Nine Months Ended
	September 30, 2026		December 31, 2025		September 30, 2025
	Other Real Estate Owned	Repossessed Assets	Other Real Estate Owned	Repossessed Assets	Other Real Estate Owned	Repossessed Assets
		(in thousands)
Balance, beginning	$—	$135	$—	$514	$—	$514
Transfer from loans	—	302	305	1,346	—	1,009
Sales proceeds	—	(133)	(254)	(1,422)	—	(381)
Loss on sales	—	(54)	(51)	(252)	—	(133)
Valuation adjustments	—	—	—	(51)	—	—
Balance, ending	$—	$250	$—	$135	$—	$1,009

The balance of repossessed assets at September 30, 2026 and December 31, 2025 represents repossessed marine vessels.

There was one loan collateralized by residential real estate with a balance of $154 thousand in the process of foreclosure at September 30, 2026 and none at December 31, 2025.

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

At September 30, 2026 and December 31, 2025, the balance of the investment for qualified affordable housing projects was $789 thousand and $977 thousand, respectively. These balances are reflected in Other Assets on the Consolidated Balance Sheets. There were no unfunded commitments related to the investments in qualified affordable housing projects at September 30, 2026 and December 31, 2025.

During the three months ended September 30, 2026 and September 30, 2025, the Company recognized amortization expense of $73 thousand and $67 thousand, respectively. Amortization expense during the nine months ended September 30, 2026 and 2025 was $189 thousand and $202 thousand, respectively. Amortization expense is included in income tax expense on the Consolidated Statements of Income.

Total estimated credits to be received during 2026 are $258 thousand based on the most recent quarterly estimates received from the funds. Total tax credits and other tax benefits recognized during the nine months ended September 30, 2026 and 2025, were $194 thousand and $206 thousand, respectively.

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

NOTE 14. Revenue Recognition

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

Noninterest income and the related amounts that are from contracts with customers within the scope of ASC 606 disaggregated by major source, for the three and nine months ended September 30, 2026 and 2025 consisted of the following:

	Three Months Ended September 30,		Three Months Ended September 30,
	2026		2025
	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
	(in thousands)
Noninterest income:
Wealth management fees
Trust asset management fees	$1,454	$1,454	$1,428	$1,428
Brokerage commissions	290	290	399	399
Service charges on deposit accounts
Overdrawn account fees	459	459	425	425
Monthly and other service charges	147	147	133	133
Other service charges and fees:
Interchange fees	909	909	906	906
ATM fees	102	102	98	98
Other charges and fees (3)	85	153	147	169
Gain (loss) on the sale and disposal of bank premises and equipment	7	—	(2)	—
Gain on sale of loans	1,255	—	1,012	—
Small business investment company income	213	—	58	—
Bank owned life insurance income	280	—	268	—
Other operating income	95	52	293	103
Total noninterest income	$5,296	$3,566	$5,165	$3,661

(1)
As reported in the Unaudited Consolidated Statements of Income.
(2)
Revenue from contracts with customers in scope of ASC 606.
(3)
Other charges and fees include loan servicing rights amortization expense outside the scope of ASC 606.

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2026		2025
	Revenue (1)	ASC 606 Revenue (2)	Revenue (1)	ASC 606 Revenue (2)
	(in thousands)
Noninterest income:
Wealth management fees
Trust asset management fees	$4,965	$4,965	$4,056	$4,056
Brokerage commissions	758	758	1,102	1,102
Service charges on deposit accounts
Overdrawn account fees	1,300	1,300	1,189	1,189
Monthly and other service charges	425	425	378	378
Other service charges and fees:
Interchange fees	2,628	2,628	2,671	2,671
ATM fees	300	300	282	282
Other charges and fees (3)	117	273	230	263
Gain (loss) on the sale and disposal of bank premises and equipment	3	—	(18)	—
(Loss) on sale of securities	—	—	(12,425)	—
Gain on sale of loans	2,913	—	2,545	—
Gain on sale of other assets	3,486	—	—	—
Small business investment company income	589	—	211	—
Bank owned life insurance income	853	—	819	—
Other operating income	477	413	488	273
Total noninterest income (loss)	$18,814	$11,062	$1,528	$10,214

(1) As reported in the Unaudited Consolidated Statements of Operations.

(2) Revenue from contracts with customers in scope of ASC 606.

(3) Other charges and fees include loan servicing rights amortization expense outside the scope of ASC 606.

Contract Balances

The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees based on month-end market values. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2026 and December 31, 2025, the Company did not have any significant contract balances.

NOTE 15. Borrowings

The composition of borrowings at September 30, 2026 and December 31, 2025 was as follows:

	September 30, 2026	December 31, 2025
	(in thousands)
Federal Home Loan Bank advances, long-term	—	40,000
Subordinated debt, net of unamortized issuance costs	29,630	29,579
Total	$29,630	$69,579

On March 31, 2022, the Company entered into Subordinated Note Purchase Agreements with certain purchasers pursuant to which the Company issued and sold $30.0 million in aggregate principal amount of its 4.50% Fixed-to-Floating Rate Subordinated Notes due April 1, 2032 (the “Notes”).

The Notes were structured to qualify as Tier 2 capital for regulatory capital purposes at the holding company and bear an initial interest rate of 4.50% until April 1, 2027, with interest during this period payable semi-annually in arrears. From and including April 1, 2027, to but excluding the maturity date or early redemption date, the interest rate will reset quarterly to an annual floating rate equal to three-month SOFR, plus 2.35%, with interest during this period payable quarterly in arrears. The Notes are redeemable by the Company at its option, in whole or in part, on or after April 1, 2027. Initial debt issuance costs were $673 thousand. The debt balance of $30.0 million is presented net of unamortized issuance costs of $370 thousand and $421 thousand at September 30, 2026 and December 31, 2025 respectively.

The Bank pledges certain qualified loans and available for sale investment securities as collateral to the FHLB and FRB. At September 30, 2026, available borrowing capacity totaled $484.1 million and $55.3 million at the FHLB and FRB discount window, respectively. The Company also has access to federal fund lines of credit extended to the Bank by nonaffiliated banks with which a correspondent banking relationship exists. At September 30, 2026, these available lines totaled $84.0 million.

Additionally, the Company had $70 million in irrevocable letters of credit at September 30, 2026 with the FHLB to secure public deposits.

NOTE 16. Derivatives

The Company uses derivative financial instruments primarily to manage risks to the Company associated with changing interest rates, and to assist customers with their risk management objectives. Derivative contracts that are not designated in qualifying hedging relationships include customer accommodation loan swaps.

On August 15, 2024, the Company executed a 2-year, 3.862% pay-fixed portfolio layer method fair value swap, designated as a hedging instrument, with a total notional amount of $35.0 million. This swap terminated on August 15, 2026. Through this date, the Company received a variable rate equal to the daily secured overnight financing rate ("SOFR"). The Company designated the fair value swap under the portfolio layer method ("PLM"). Under this method, the hedged item is designated as a hedged layer of a closed portfolio of financial loans that is anticipated to remain outstanding for the designated hedged period. Adjustments are made to record the swap at fair value as either an Other Asset or Other Liability on the Consolidated Balance Sheets, with changes in fair value recognized in net loans. The carrying value of the fair value swap on the Consolidated Balance Sheets was adjusted through loan interest income, based on changes in the fair value attributable to changes in the hedged risk.

The following table represents the carrying value of the portfolio layer method hedged asset and the cumulative fair value hedging adjustment included in the carrying value of the hedged asset as of September 30, 2026 and December 31, 2025.

	September 30, 2026		December 31, 2025
	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment	Carrying Amount of Hedged Asset	Cumulative Amount of Fair Value Adjustment
	(in thousands)
Loans receivable (1)	$—	$—	$35,105	$105

(1) The December 31, 2025 amount includes the amortized cost basis of closed portfolios of fixed rate loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the hedged period. The hedging relationship terminated on August 15, 2026. As of September 30, 2026, there were no remaining balances associated with the hedging relationship.

The following table summarizes the effect of the fair value hedging relationship recognized in the Consolidated Statements of Income for the three and nine months ended September 30, 2026.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
Hedged asset	$(10)	$41	$(48)	$124
Fair value derivative designated as hedging instrument	(17)	8	(31)	13
Total (loss) gain recognized in the consolidated statement of income within interest and fees on loans	$(27)	$49	$(79)	$137

The Company enters into interest rate swaps with certain qualifying commercial loan customers to meet their interest rate risk management needs. The Bank simultaneously enters into interest rate swaps with dealer counterparties, with identical notional amounts and offsetting terms. The net result of these interest rate swaps is that the customer pays a fixed rate of interest and the Company receives a floating rate. These back-to-back loan swaps are derivative financial instruments and are reported at fair value in Other Assets and Other Liabilities in the Consolidated Balance Sheets. Changes in the fair value of loan swaps are recorded in other noninterest income and sum to zero because of the offsetting terms of the swaps with borrowers and the swaps with dealer counterparties.

The following tables summarize key elements of the Company's derivative instruments at September 30, 2026 and December 31, 2025.

	September 30, 2026
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$43,259	$17	$1,178
Matched interest rate swaps with counterparty	43,259	1,178	17

	December 31, 2025
	Notional Amount	Assets	Liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Fair value swap	$35,000	$—	$75

Derivatives not designated as hedging instruments:
Customer-related interest rate swap contracts:
Matched interest rate swaps with borrower	$40,980	$643	$387
Matched interest rate swaps with counterparty	40,980	387	643

NOTE 17. Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management.

The community banking segment offers a wide range of retail and community banking services in the form of loan and deposit products. Revenues consist primarily of net interest income related to investments in non-marine loans and securities and outstanding deposits and borrowings, fees earned on deposit accounts and debit card interchange activity. For the nine months ended September 30, 2026, the community banking segment's income was impacted by a gain on sale of other assets and a reduction in interest expense. During the second quarter of 2026, the Company sold its membership interest in Bearing Insurance Group, LLC ("Bearing") to an unaffiliated third party and recognized a pre-tax gain of $3.5 million. Additionally, there was no interest expense attributable to FHLB borrowings during the second and third quarters of 2026, reflecting advance maturity in March 2026. During the first quarter of 2025, the Company sold available for sale securities with an amortized cost of $99.2 million, which resulted in a net realized pre-tax loss of $12.4 million. This loss on the sale of securities is the main driver of the community banking segment's reported net loss, total noninterest loss and income tax benefit for the nine months ended September 30, 2025.

Revenue from marine lending operations consist primarily of net interest income related to commercial and consumer marine vessel loans originated through August 2023, at which time the Company ceased accepting new marine lending business. The interest expense allocation is a function of the Bank's internal cost of funds rate and the average loan balance of marine lending. The balance of the marine loan portfolio, which constitutes a significant portion of the Company's assets, revenues, and earnings, totaled $152.4 million and $175.6 million at September 30, 2026 and December 31, 2025, respectively. This balance will continue to decline as the loans are repaid.

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

Financial information of the parent company is included in the "All Other" category. The parent company's revenue and expenses are comprised primarily of interest expense associated with subordinated debt. In September 2026, the Company entered into a Merger Agreement, which is discussed in Note 2. As a result, the parent company has also incurred merger-related noninterest expenses, which totaled $342 thousand during the three and nine months ended September 30, 2026. Merger-related expenses are expected to occur through the closing date of the transaction, anticipated in the first quarter of 2027.

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

The following tables provide income and asset information as of September 30, 2026 and December 31, 2025 and for three and nine months ended September 30, 2026 and 2025, which are included within the Consolidated Balance Sheets and Consolidated Statements of Income.

	Three Months Ended
	September 30, 2026
	Community Banking		Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$23,176		$2,042	$—	$—	$—	$25,218
Interest Expense	6,529		$706	—	354	—	7,589
Net Interest Income (Expense)	16,647		1,336	—	(354)	—	17,629
Gain on sale of loans	1,255		—	—	—	—	1,255
Other noninterest income	2,254		—	1,787	—	—	4,041
Net Revenue (Expense)	20,156		1,336	1,787	(354)	—	22,925
Provision for credit losses	572		478	—	—	—	1,050
Salaries and employee benefits	9,080		—	509	38	—	9,627
Occupancy expenses	672		—	24	—	—	696
Professional fees	607		3	—	106	—	716
Data processing fees	553		—	—	—	—	553
Other noninterest expense	3,885		78	229	343	—	4,535
Total Noninterest Expenses	14,797		81	762	487	—	16,127
Income (loss) before taxes	4,787		777	1,025	(841)	—	5,748
Income tax expense (benefit)	725		163	215	(105)	—	998
Net Income (Loss)	$4,062		$614	$810	$(736)	$—	$4,750
Other data:
Capital expenditures	$197		$—	$—	$—	$—	$197
Depreciation and amortization	551		—	34	17	—	602

	Three Months Ended
	September 30, 2025
	Community Banking		Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$23,429		$2,504	$—	$—	$—	$25,933
Interest Expense	7,466		914	—	354	—	8,734
Net Interest Income (Expense)	15,963		1,590	—	(354)	—	17,199
Gain on sale of loans	1,012		—	—	—	—	1,012
Other noninterest income	2,284		—	1,869	—	—	4,153
Net Revenue (Expense)	19,259	—	1,590	1,869	(354)	—	22,364
Provision for (recovery of) credit losses	551		561	—	—	—	1,112
Salaries and employee benefits	8,115		—	576	26	—	8,717
Occupancy expenses	667		—	24	—	—	691
Professional fees	394		—	—	99	—	493
Data processing fees	450		—	19	—	—	469
Other noninterest expense	3,657		96	220	1	—	3,974
Total Noninterest Expenses	13,283		96	839	126	—	14,344
Income (loss) before taxes	5,425		933	1,030	(480)	—	6,908
Income tax expense (benefit)	1,011		198	216	(101)	—	1,324
Net Income (Loss)	$4,414		$735	$814	$(379)	$—	$5,584
Other data:
Capital expenditures	$354		$—	$26	$—	$—	$380
Depreciation and amortization	265		—	41	16	—	$322

	Nine Months Ended
	September 30, 2026
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$67,024	$6,395	$—	$—	$—	$73,419
Interest Expense	19,598	2,256	—	1,063	—	22,917
Net Interest Income (Expense)	47,426	4,139	—	(1,063)	—	50,502
Gain on sale of loans	2,913	—	—	—	—	2,913
Other noninterest income	10,049	—	5,852	—	—	15,901
Net Revenue (Expense)	60,388	4,139	5,852	(1,063)	—	69,316
Provision for credit losses	5,489	1,025	—	—	—	6,514
Salaries and employee benefits	25,402	—	1,553	113	—	27,068
Occupancy expenses	1,898	—	77	—	—	1,975
Professional fees	1,580	8	1	282	—	1,871
Data processing fees	1,630	—	—	—	—	1,630
Other noninterest expense	11,986	257	714	369	—	13,326
Total Noninterest Expenses	42,496	265	2,345	764	—	45,870
Income (loss) before taxes	12,403	2,849	3,507	(1,827)	—	16,932
Income tax expense (benefit)	2,463	598	736	(336)	—	3,461
Net Income (Loss)	$9,940	$2,251	$2,771	$(1,491)	$—	$13,471
Other data:
Capital expenditures	$679	$—	$9	$—	$—	$688
Depreciation and amortization	1,330	—	102	51	—	1,483

	Nine Months Ended
	September 30, 2025
	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
	(in thousands)
Interest Income	$66,383	$7,867	$—	$—	$—	$74,250
Interest Expense	23,806	3,148	—	1,063	—	28,017
Net Interest Income (Expense)	42,577	4,719	—	(1,063)	—	46,233
Gain on sale of loans	2,545	—	—	—	—	2,545
(Loss) on the sale of securities	(12,425)	—	—	—	—	(12,425)
Other noninterest income	6,122	—	5,286	—	—	11,408
Net Revenue (Expense)	38,819	4,719	5,286	(1,063)	—	47,761
Provision for (recovery of) credit losses	2,722	291	—	—	—	3,013
Salaries and employee benefits	22,086	—	1,577	78	—	23,741
Occupancy expenses	1,886	—	65	—	—	1,951
Professional fees	1,414	10	—	273	—	1,697
Data processing fees	1,598	—	54	—	—	1,652
Other noninterest expense	10,350	316	602	23	—	11,291
Total Noninterest Expenses	37,334	326	2,298	374	—	40,332
(Loss) income before taxes	(1,237)	4,102	2,988	(1,437)	—	4,416
Income tax (benefit) expense	(640)	863	627	(314)	—	536
Net (Loss) Income	$(597)	$3,239	$2,361	$(1,123)	$—	$3,880
Other data:
Capital expenditures	$1,153	$—	$26	$—	$—	$1,179
Depreciation and amortization	1,106	—	98	50	—	1,254

	Community Banking	Marine Lending	Wealth Management	All Other	Eliminations	Consolidated
Total assets at September 30, 2026	$1,709,561	$156,825	$756	$3,323	$—	$1,870,465
Total assets at December 31, 2025	1,705,394	181,062	849	1,321	—	1,888,626

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of this discussion is to focus on certain information relevant to the Company’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with the Company’s Audited Consolidated Financial Statements and notes thereto included in the 2025 Form 10-K, and in conjunction with the Unaudited Consolidated Financial Statements and notes thereto presented in Part I, Item 1, Financial Statements, of this Form 10-Q. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the full-year ending December 31, 2026 or any future period.

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

At September 30, 2026, the Company had total assets of $1.87 billion, net loans of $1.51 billion, total deposits of $1.62 billion, and shareholders’ equity of $195.3 million.

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

On September 7, 2026, the Company, John Marshall Bancorp, Inc., a Virginia corporation (“JMSB”) and George Sub, Inc., a newly formed Virginia corporation and a wholly owned subsidiary of JMSB (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving corporation (the "First Merger"), and immediately thereafter, the Company will merge with and into JMSB, with JMSB as the surviving corporation. The Merger Agreement was approved by the board of directors of each of the Company and JMSB on September 7, 2026. Subject to the terms and conditions of the Merger Agreement, at the effective time of the First Merger, each outstanding share of common stock of the Company, excluding certain specified shares owned by the Company, JMSB or their respective subsidiaries, will be converted into the right to receive 2.00 shares of common stock of JMSB, with cash to be paid in lieu of any fractional shares. The transaction is expected to close in the first quarter of 2027, subject to customary closing conditions, including receipt of required regulatory approvals, approval by the shareholders of the Company and JMSB, and the satisfaction or waiver of the other conditions set forth in the Merger Agreement. There can be no assurance that the transaction will be completed within the expected timeframe or at all.

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

NON-GAAP FINANCIAL MEASURES

This report refers to certain financial measures that are computed under a basis other than GAAP ("non-GAAP"). The Company uses certain non-GAAP financial measures, including non-GAAP net income, non-GAAP noninterest income and expense, non-GAAP earnings per share, non-GAAP return on average equity and average assets, tax-equivalent net interest income and efficiency ratio, to provide meaningful supplemental information regarding the Company's operational performance and to enhance investors' overall understanding of such financial performance. The methodology for determining these non-GAAP measures may differ among companies. Non-GAAP measures are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP, nor are they necessarily comparable to non-GAAP performance measures which may be presented by other companies.

The Company executed significant non-recurring transactions during the second quarter of 2026 and the first quarter of 2025 that significantly impacted the Company's operating results for the respective periods. In May 2026, the Company sold its membership interest in Bearing Insurance Group, LLC ("Bearing") to an unaffiliated third party and recognized a pre-tax gain of $3.5 million. During the first quarter of 2025, the Company executed balance sheet repositioning transactions and recorded a realized loss on the sale of the available for sale securities totaling $12.4 million. Additionally, the Company incurred merger-related expenses during the third quarter of 2026 related to the announced merger with JMSB in September 2026. Merger-related expenses are anticipated to occur through the closing date of the transaction. These transactions significantly impacted the Company's operating results and certain performance metrics and ratios for the three months ended September 30, 2026 and the nine months ended September 30, 2026 and 2025.

The following table reconciles the GAAP reported measure to the adjusted non-GAAP measure to show the impact of significant non-recurring transactions and merger-related expenses for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands except for per share data)	2026	2025	2026	2025
GAAP Net income	$4,750	$5,584	$13,471	$3,880
Adjustments to net income:
Loss on sales of securities	—	—	—	12,425
(Gain) on sale of other assets	—	—	(3,486)	—
Merger-related expenses	342	—	342	—
Tax effect of adjustments to net income	(72)	—	660	(2,609)
Non-GAAP Net income	$5,020	$5,584	$10,987	$13,696

GAAP Noninterest income	$5,296	$5,165	$18,814	$1,528
Adjustments to noninterest income:
Loss on sales of securities	—	—	—	12,425
(Gain) on sale of other assets	—	—	(3,486)	—
Non-GAAP Noninterest income	$5,296	$5,165	$15,328	$13,953

GAAP Noninterest expense	$16,127	$14,344	$45,870	$40,332
Adjustments to noninterest expense:
Merger-related expenses	342	—	342	—
Non-GAAP Noninterest expense	$15,785	$14,344	$45,528	$40,332

Earnings per share, basic and diluted (GAAP)	$0.88	$1.04	$2.49	$0.76
Effect of adjustments to net income	0.05	—	(0.46)	1.92
Non-GAAP Earnings per share, basic and diluted	$0.93	$1.04	$2.03	$2.68

Annualized return on average equity	9.66%	12.20%	9.35%	3.14%
Effect of adjustments to net income	0.55%	—%	(1.73)%	7.94%
Non-GAAP Annualized return on average equity	10.21%	12.20%	7.62%	11.08%

Annualized return on average assets	1.01%	1.10%	0.97%	0.27%
Effect of adjustments to net income	0.06%	—%	(0.18)%	0.67%
Non-GAAP Annualized return on average assets	1.07%	1.10%	0.79%	0.94%

For additional information and calculations of tax-equivalent net interest income and efficiency ratio, see the sections entitled "Tax-Equivalent Net Interest Income" and "Efficiency Ratio" below.

FORWARD LOOKING STATEMENTS

This report contains statements that are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. The Company may also make forward looking statements in other documents that are filed with the Securities and Exchange Commission, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors, or employees. Forward looking statements include statements regarding future plans, strategies and expectations of the Company, JMSB and the combined company, otherwise relating to the proposed transaction of the Company and JMSB, or our expectations, intentions, and objectives, or other expressions that predict or indicate future events and trends and which do not relate to historical matters. The words “believe,” “expect,” “may,” “will,” “should,” "could," “projects,” “contemplates,” “anticipates,” “forecasts,” “intends,” or other similar words or terms are intended to identify forward looking statements. You should not rely on forward looking statements, as they involve known and unknown risks, uncertainties, and other factors, some of which are beyond our, JMSB's and the combined company's control. These risks, uncertainties, and other factors may cause our actual results, performance, or achievements to be materially different than the anticipated future results, performance, or achievements expressed or implied by the forward looking statements.

Some of the factors that might cause these differences include the following:

•
the occurrence of any event, change or other circumstances that could give rise to the right of the Company or JMSB to terminate the Merger Agreement;
•
the outcome of any legal proceedings or governmental inquiries or actions that may be instituted against the Company, JMSB, or the combined company;
•
the possibility that the proposed transaction will not close when expected or at all because required regulatory, shareholder or other approvals or consents are not received or other conditions to closing are not satisfied on a timely basis or at all or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
•
the ability of the Company or JMSB to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction;
•
any changes of, including the risk that any announcements relating to the proposed transaction could have adverse effects on, the market price of the common stock of the Company or JMSB;
•
the possibility that the anticipated benefits or synergies of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and JMSB do business, and such integration may be more difficult, time-consuming or costly than expected and may result in unexpected liabilities or operational disruptions;
•
certain restrictions during the pendency of the proposed transaction that may impact the Company's and JMSB’s ability to pursue certain business opportunities or strategic transactions;
•
the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•
diversion of the Company management’s or JMSB management's attention from ongoing business operations and opportunities;
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

RESULTS OF OPERATIONS

Summary

The following tables present a summarized consolidated statement of income for the periods indicated:

	Three Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	$ Change	% Change
Net interest income	$17,629	$17,199	$430	3%
Noninterest income	5,296	5,165	131	3%
Net revenues	22,925	22,364	561	3%
Provision for credit losses	1,050	1,112	(62)	-6%
Noninterest expense	16,127	14,344	1,783	12%
Income before income taxes	5,748	6,908	(1,160)	-17%
Income tax expense	998	1,324	(326)	-25%
Net income	$4,750	$5,584	$(834)	(15)%
Adjusted net income (non-GAAP) (1)	$5,020	$5,584	$(564)	(10)%

(1) Adjusted to exclude merger-related expenses in connection with the Company's pending merger with JMSB during the three months ended September 30, 2026. See "Non-GAAP Financial Measures" for a reconciliation to comparable measures calculated in accordance with GAAP.

	Nine Months Ended
	September 30,		Change
(dollars in thousands)	2026	2025	$ Change	% Change
Net interest income	$50,502	$46,233	$4,269	9%
Noninterest income	18,814	1,528	17,286	1131%
Net revenues	69,316	47,761	21,555	45%
Provision for credit losses	6,514	3,013	3,501	116%
Noninterest expense	45,870	40,332	5,538	14%
Income before income taxes	16,932	4,416	12,516	283%
Income tax expense	3,461	536	2,925	546%
Net income	$13,471	$3,880	$9,591	247%
Adjusted net income (non-GAAP) (1)	$10,987	$13,696	$(2,709)	(20)%

(1) Adjusted to exclude the gain on sale of other assets in connection with the Company's sale of its membership interest in Bearing, merger-related expenses in connection with the Company's pending merger with JMSB, and the loss on sale of securities in connection with the Company's balance sheet repositioning transactions recognized during the nine months ended September 30, 2026 and 2025. See "Non-GAAP Financial Measures" for a reconciliation to comparable measures calculated in accordance with GAAP.

The Company's net income decreased during the three months ended September 30, 2026, compared to the three months ended September 30, 2025 primarily due to higher noninterest expenses, partially offset by improved net interest income and lower income tax expense.

During the nine months ended September 30, 2026 the Company's net income increased compared to the nine months ended September 30, 2025 primarily due to loss on the sale of available for sale securities totaling $12.4 million, or $9.8 million, net of tax, recognized during the prior year period. The 2026 year-to-date period also increased due to improved net interest income and gain on sale of other assets, which was more than offset by higher noninterest expense, provision for credit losses, and income tax expense over the corresponding 2025 period.

The following table presents a summary of performance metrics and ratios for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Earnings per share, basic and diluted	$0.88	$1.04	$2.49	$0.76
Adjusted earnings per share, basic and diluted (non-GAAP)(1)	$0.93	$1.04	$2.03	$2.68
Annualized return on average assets	1.01%	1.10%	0.97%	0.27%
Adjusted annualized return on average assets (non-GAAP)(1)	1.07%	1.10%	0.79%	0.94%
Annualized return on average equity	9.66%	12.20%	9.35%	3.14%
Adjusted annualized return on average equity (non-GAAP)(1)	10.21%	12.20%	7.62%	11.08%

(1) Adjusted to exclude merger-related expenses incurred during the third quarter 2026 in connection with the Company's pending merger with JMSB, gain on sale of other assets in connection with the Company's second quarter 2026 sale of its membership interest in Bearing and the loss on sale of securities in connection with the Company's balance sheet repositioning transactions during the first quarter of 2025. See "Non-GAAP Financial Measures" for a reconciliation to comparable measures calculated in accordance with GAAP.

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

Average Balances, Income and Expenses, Yields and Rates (Tax-Equivalent Basis)

The following table shows average balance, interest, and yield/rate information, as well as net interest margin on a tax- equivalent basis for the three months ended September 30, 2026 and 2025 (dollars in thousands):

	September 30, 2026			September 30, 2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$109,875	$1,098	3.96%	$124,891	$1,353	4.30%
Tax-Exempt (1)	—	—	—%	—	—	—%
Total Securities	$109,875	$1,098	3.96%	$124,891	$1,353	4.30%
Loans:
Taxable	1,492,680	22,680	6.03%	1,423,586	20,626	5.75%
Non-accrual	15,358	—	—%	15,058	—	—%
Tax-Exempt (1)	6,388	82	5.09%	9,454	121	5.08%
Total Loans	$1,514,426	$22,762	5.96%	$1,448,098	$20,747	5.68%
Federal funds sold and interest-bearing deposits in other banks	149,722	1,375	3.64%	336,562	3,858	4.55%
Total earning assets	$1,774,023	$25,235	5.64%	$1,909,551	$25,958	5.39%
Allowance for credit losses on loans	(18,255)			(15,699)
Total non-earning assets	103,104			118,550
Total assets	$1,858,872			$2,012,402

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$302,243	$1,679	2.20%	$314,742	$1,863	2.35%
Money market accounts	304,800	1,714	2.23%	267,787	1,478	2.19%
Savings accounts	119,006	32	0.11%	125,512	35	0.11%
Time deposits:
$250,000 and more	173,413	1,613	3.69%	170,124	1,761	4.11%
Less than $250,000	249,986	2,197	3.49%	281,617	2,749	3.87%
Total interest-bearing deposits	$1,149,448	$7,235	2.50%	$1,159,782	$7,886	2.70%
Federal funds purchased	—	—	—%	7	—	NM
Federal Home Loan Bank advances	—	—	—%	40,000	494	4.90%
Subordinated debt, net	29,619	354	4.74%	29,552	354	4.75%
Total interest-bearing liabilities	$1,179,067	$7,589	2.55%	$1,229,341	$8,734	2.82%
Noninterest-bearing liabilities:
Demand deposits	461,525			579,568
Other Liabilities	23,208			21,863
Total liabilities	$1,663,800			$1,830,772
Shareholders' equity	195,072			181,630
Total liabilities and shareholders' equity	$1,858,872			$2,012,402
Net interest income		$17,646			$17,224

Net interest spread			3.09%			2.57%
Interest expense as a percent of average earning assets			1.70%			1.81%
Net interest margin (non-GAAP) (3)			3.95%			3.58%

(1)
Income and yields are reported on a tax-equivalent basis using a federal tax rate of 21% (Non-GAAP).
(2)
Annualized.
(3)
Refer to section entitled "Tax-Equivalent Net Interest Income" for the reconciliation of tax-equivalent net interest income.

NM - Not Meaningful

The following table shows average balance, interest, and yield/rate information, as well as net interest margin on a tax- equivalent basis for the nine months ended September 30, 2026 and 2025 (dollars in thousands):

	September 30, 2026			September 30, 2025
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
Assets:	Balance	Expense	Rate (2)	Balance	Expense	Rate (2)
Securities:
Taxable	$115,970	$3,659	4.22%	$119,351	$3,457	3.87%
Tax-Exempt (1)	—	—	—%	116	4	4.61%
Total Securities	$115,970	$3,659	4.22%	$119,467	$3,461	3.87%
Loans:
Taxable	1,469,890	64,994	5.91%	1,428,186	60,806	5.69%
Non-accrual	15,004	—	—%	11,825	—	—%
Tax-Exempt (1)	6,942	263	5.07%	9,859	374	5.07%
Total Loans	$1,491,836	$65,257	5.85%	$1,449,870	$61,180	5.64%
Federal funds sold and interest-bearing deposits in other banks	165,036	4,558	3.69%	288,033	9,688	4.50%
Total earning assets	$1,772,842	$73,474	5.54%	$1,857,370	$74,329	5.35%
Allowance for credit losses on loans	(17,246)			(15,457)
Total non-earning assets	103,190			109,072
Total assets	$1,858,786			$1,950,985

Liabilities and Shareholders' Equity:
Interest-bearing deposits:
NOW accounts	$309,414	$5,030	2.17%	$298,045	$4,958	2.22%
Money market accounts	294,607	4,807	2.18%	271,758	4,511	2.22%
Savings accounts	121,337	97	0.11%	129,500	108	0.11%
Time deposits:
$250,000 and more	171,621	4,848	3.78%	176,676	5,788	4.38%
Less than $250,000	254,050	6,728	3.54%	300,965	9,288	4.13%
Total interest-bearing deposits	$1,151,029	$21,510	2.50%	$1,176,944	$24,653	2.80%
Federal funds purchased	3	—	NM	5	—	NM
Federal Home Loan Bank advances	9,377	344	4.90%	63,535	2,301	4.84%
Subordinated debt, net	29,602	1,063	4.80%	29,535	1,063	4.81%
Total interest-bearing liabilities	$1,190,011	$22,917	2.57%	$1,270,019	$28,017	2.95%
Noninterest-bearing liabilities:
Demand deposits	453,332			494,034
Other Liabilities	22,718			21,736
Total liabilities	$1,666,061			$1,785,789
Shareholders' equity	192,725			165,196
Total liabilities and shareholders' equity	$1,858,786			$1,950,985
Net interest income		$50,557			$46,312

Net interest spread			2.97%			2.40%
Interest expense as a percent of average earning assets			1.73%			2.02%
Net interest margin (non-GAAP) (3)			3.81%			3.33%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)
GAAP Financial Measurements:
Interest Income - Loans	$22,745	$20,722	$65,202	$61,102
Interest Income - Securities and Other Interest-Earnings Assets	2,473	5,211	8,217	13,148
Interest Expense - Deposits	7,235	7,886	21,510	24,653
Interest Expense - Borrowings	354	848	1,407	3,364
Total Net Interest Income	$17,629	$17,199	$50,502	$46,233
Non-GAAP Financial Measurements:
Add: Tax Benefit on Tax-Exempt Interest Income - Loans (1)	$17	$25	$55	$78
Add: Tax Benefit on Tax-Exempt Interest Income - Securities (1)	—	$—	—	1
Total Tax Benefit on Tax-Exempt Interest Income	$17	$25	$55	$79
Tax-Equivalent Net Interest Income	$17,646	$17,224	$50,557	$46,312

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

The year-over-year improvements in net interest income, net interest spread, and net interest margin reflect a reduction in cost associated with time deposits and continue to demonstrate the benefits of the balance sheet repositioning strategy completed in March 2025, in which the Company raised capital, increased cash on hand and replaced lower-yielding investment securities with higher yielding securities. In turn, the Company deployed capital to reduce its reliance on wholesale borrowings and higher cost deposits and to fund meaningful loan growth.

The increase in net interest income during the three and nine months ended September 30, 2026 primarily reflects decreases in the average balances of interest-bearing liabilities and reductions in the average rates paid while being partially offset by lower income from interest-earning assets, namely federal funds sold and interest-bearing deposits in other banks. The decline in the average balances of federal funds sold and interest-bearing deposits in other banks outpaced average balance growth in loans, slightly outweighing earnings on loans.

Net interest income, on a tax-equivalent basis, was $17.6 million and $17.2 million for the three months ended September 30, 2026 and 2025, respectively, an increase of $422 thousand, or 2.45%. For the nine months ended September 30, 2026 and 2025, tax-equivalent net interest income was $50.6 million and $46.3 million, respectively, an increase of $4.3 million, or 9.2%.

The Company's net interest spread and net interest margin increased 52 basis points and 37 basis points, respectively, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. For the nine months ended September 30, 2026, the Company's net interest spread and net interest margin increased 57 basis points and 48 basis points, respectively, compared to nine months ended September 30, 2025. Ongoing margin pressures include loan demand unpredictability, deposit competition, and elevated funding costs.

Total average balance of securities decreased by $15.0 million and $3.5 million for the three and nine months ended September 30, 2026, respectively, from the average balance in the prior year periods. The average yield on securities decreased 34 basis points during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. During the nine months ended September 30, 2026, the average yield on securities increased 35 basis points compared to the nine months ended September 30, 2025, reflecting the sale of lower-yielding securities and reinvestment into higher-yielding securities in the first quarter of 2025.

The total average loan balances for the three months ended September 30, 2026 increased $66.3 million and for the nine months ended September 30, 2026 increased $42.0 million compared to the same periods in 2025. The increase in average balances reflects growth in commercial real estate, construction, commercial and industrial, and residential owner occupied loan portfolios, offset by continued amortization of the marine loan portfolio. The year-to-date change was also impacted by the sale of a pool of mortgage loans totaling $18.8 million early in the first quarter of 2025.

Total average balance of federal funds sold and interest-bearing deposits in other banks decreased $186.8 million and $123.0 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025, largely due to funding loan growth and the payoff of maturing borrowings.

Total average interest-bearing deposit balances for three and nine months ended September 30, 2026 decreased $10.3 million and $25.9 million from the same periods in 2025. For the three months ended September 30, 2026, average balances of time deposits decreased $28.3 million and were partially offset by a net average balance increase of $18.0 million in lower cost savings and interest-bearing demand deposits. The average rate paid on interest-bearing deposits decreased 20 basis points and 30 basis points during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 primarily reflecting lower average rates paid on time deposits.

The average balance of FHLB advances decreased $40.0 million and $54.2 million during the three and nine months ended September 30, 2026, respectively, compared to the three and nine months ended September 30, 2025 due to maturing advances that were not replaced with new borrowings. During March 2026, the Company's remaining FHLB borrowings were fully paid down, which materially reduced our reliance on wholesale funding.

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

The following table provides information about changes in rate and volume (dollars in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2026 from 2025			September 30, 2026 from 2025
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
	Volume	Rate	Total	Volume	Rate	Total
Earning Assets:
Securities:
Taxable	$(154)	$(101)	$(255)	$(92)	$294	$202
Tax-exempt	—	—	—	(2)	(2)	(4)
Loans:
Taxable	1,025	1,029	2,054	1,802	2,386	4,188
Tax-exempt	(39)	—	(39)	(111)	—	(111)
Federal funds sold and interest-bearing deposits in other banks	(1,825)	(658)	(2,483)	(3,609)	(1,521)	(5,130)
Total earning assets	$(993)	$270	$(723)	$(2,012)	$1,157	$(855)

Interest-Bearing Liabilities:
NOW accounts	$(71)	$(113)	$(184)	$176	$(104)	$72
Money market accounts	208	28	236	377	(81)	296
Savings accounts	(3)	—	(3)	(11)	—	(11)
Time deposits:
$250,000 and more	35	(183)	(148)	(162)	(778)	(940)
Less than $250,000	(295)	(257)	(552)	(1,336)	(1,224)	(2,560)
Total interest-bearing deposits	$(126)	$(525)	$(651)	$(956)	$(2,187)	$(3,143)
Federal Home Loan Bank advances	(247)	(247)	(494)	(1,986)	29	(1,957)
Total interest-bearing liabilities	$(373)	$(772)	$(1,145)	$(2,942)	$(2,158)	$(5,100)
Change in net interest income	$(620)	$1,042	$422	$930	$3,315	$4,245

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

The following table presents the provision for credit losses:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			$	%			$	%
(dollars in thousands)	2026	2025	Change	Change	2026	2025	Change	Change
Provision for credit losses on loans	$1,261	$1,131	$130	11%	$6,440	$3,133	$3,307	106%
Provision for credit losses on unfunded commitments	(211)	(19)	(192)	1,011%	74	(120)	194	(162)%
Provision for credit losses	$1,050	$1,112	$(62)	(6)%	$6,514	$3,013	$3,501	116%

The provision for credit losses includes the impact of a change in historical loss factors driven by charge-offs, changes in qualitative factors adjustments including forecasted economic conditions and loan growth, and specific reserve allocations on individually evaluated nonaccrual loans.

The provision for credit losses increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting higher historical loss factors and specific reserve allocations, partially offset by lower qualitative factor adjustments. For the three months ended September 30, 2026, these same components also affected the change from the three months ended September 30, 2025. However, the change in provision attributable to the qualitative factor adjustments slightly offset the historical loss factor and specific reserve allocations, resulting in an overall decrease in provision for credit losses for the three-month period.

The qualitative factor for the nature, terms, and volume of the loan portfolio is intended to capture incremental risk arising from portfolio growth that is not otherwise reflected in the quantitative estimate. During the three months ended September 30, 2026, this factor was refined to provide a more representative assessment of sustained portfolio growth trends and their relationship to expected credit losses. This refinement was the primary reason for the lower qualitative factor adjustment.

For the three and nine months ended September 30, 2026, net charge-offs totaled $1.0 million and $3.2 million, compared to net charge-offs totaling $2.3 million and $3.4 million during the three and nine months ended September 30, 2025, respectively.

Specific reserve allocations totaled $3.4 million at September 30, 2026, compared to $333 thousand at September 30, 2025, primarily reflecting new and increased allocations on commercial loan relationships during 2026. At September 30, 2026, six commercial loan relationships comprised $3.1 million, or 91%, of the total specific reserve allocation, including two commercial and industrial relationships, two multi-family commercial real estate relationships, one owner-occupied commercial real estate exposure, and one marine relationship. The $3.1 million increase from September 30, 2025 was primarily attributable to these six relationships. Specific allocations on three of these commercial loan relationships were recorded based on updated collateral information, while three new nonaccrual relationships requiring specific allocations were added during the second and third quarters of 2026. These increases were partially offset by charge-offs of loan balances with previously established specific reserve balances.

Noninterest Income

Total noninterest income was $5.3 million and $5.2 million for the three months ended September 30, 2026 and 2025, respectively, and $18.8 million and $1.5 million for the nine months ended September 30, 2026 and 2025, respectively. Management reviews the activities which generate noninterest income on an ongoing basis. The following table provides the components of noninterest income for the three and nine months ended September 30, 2026 and 2025, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Wealth management fees	$1,744	$1,827	$(83)	(5)%	$5,723	$5,158	$565	11%
Service charges on deposit accounts	606	558	48	9%	1,725	1,567	158	10%
Other service charges and fees	1,096	1,151	(55)	(5)%	3,045	3,183	(138)	(4)%
(Loss) on sale of securities	—	—	—	—%	—	(12,425)	12,425	NM
Gain (loss) on disposal of bank premises and equipment	7	(2)	9	450%	3	(18)	21	(117)%
Gain on sale of loans	1,255	1,012	243	24%	2,913	2,545	368	14%
Gain on sale of other assets	—	—	—	—%	3,486	—	3,486	100%
Small business investment company income	213	58	155	267%	589	211	378	179%
Bank owned life insurance income	280	268	12	4%	853	819	34	4%
Other operating income	95	293	(198)	(68)%	477	488	(11)	(2)%
Total noninterest income	$5,296	$5,165	$131	3%	$18,814	$1,528	$17,286	1131%

NM - Not Meaningful

Wealth management fee income increased during the nine months ended September 30, 2026 compared to the same period in 2025. Wealth management fee income is comprised of income from fiduciary activities as well as commissions from the sale of non-deposit investment products. The amount of income from fiduciary activities is determined by the number of active accounts and total assets under management. Since September 30, 2025, assets under management increased $58.4 million, or 10.8%, to $601.6 million, reflecting increases in market value and new business accounts. Additionally, termination fees have also contributed to the year over year increase in revenue. Partially offsetting these increases was a decrease in investment sales commissions and estate settlement fees.

Service charges on deposit accounts increased during the three and nine months ended September 30, 2026 compared to the same period in 2025. The increase is mainly driven by higher overdraft charges and account analysis income.

The Company executed balance sheet repositioning transactions within its investment securities portfolio during March 2025. The sale of $99.2 million of available for sale debt securities, with a fair value of $86.8 million, resulted in a net pre-tax loss of $12.4 million during the nine months ended September 30, 2025. There were no sales of available for sale debt securities in the three and nine months ended September 30, 2026.

Gain on sale of loans increased during the three and nine months ended September 30, 2026 when compared to the same periods in 2025. Higher sales volume drove the increase during three months ended September 30, 2026 compared to three months ended September 30, 2025. For the nine months ended September 30, 2026, sales volume was slightly lower, due to sales of $18.3 million of portfolio mortgage loans sold during the nine months ended September 30, 2025. These portfolio mortgage loans were priced at par and had a minimal impact on income. Excluding the portfolio loan sale, sold loan volume increased during the nine months ended September 30, 2026. The Company sold $85.0 million loans on the secondary market, consisting of $66.0 million of mortgage loans and $19.0 million of SBA commercial loans during the nine months ended September 30, 2026. This compares to total loan sales of $88.6 million during the nine months ended September 30, 2025, consisting of $53.5 million of mortgage loans originated for sale, $16.3 million SBA commercial loans, and a pool of $18.8 million residential mortgage loans held for investment.

Gain on sale of other assets during the nine months ended September 30, 2026 reflects the Company's sale of its membership interest in Bearing to an unaffiliated third party in May 2026.

Income from holdings in small business investment companies increased during the three and nine months ended September 30, 2026, compared to the same periods in 2025. The increases during the current year periods are mainly attributed to higher cash distributions received, based on the results of their performance and difference in timing of distributions.

Noninterest Expenses

Total noninterest expenses increased $1.8 million, or 12%, for the three months ended September 30, 2026 and $5.5 million, or 14%, for the nine months ended September 30, 2026 compared to the same periods in 2025. The following table presents the components of noninterest expense for the three and nine months ended September 30, 2026 and 2025, which are included within the respective Consolidated Statements of Income headings.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and employee benefits	$9,627	$8,717	$910	10%	$27,068	$23,741	$3,327	14%
Occupancy expenses	696	691	5	1%	1,975	1,951	24	1%
Equipment expenses	495	437	58	13%	1,408	1,261	147	12%
Advertising and marketing expenses	264	317	(53)	(17)%	750	652	98	15%
Stationery and supplies	39	37	2	5%	115	114	1	1%
ATM network fees	330	327	3	1%	983	1,021	(38)	(4)%
Other real estate owned expense (gain), net	—	—	—	—%	(5)	—	(5)	100%
Loss on sale of repossessed assets	15	—	15	—%	54	133	(79)	(59)%
FDIC assessment	200	172	28	16%	596	748	(152)	(20)%
Computer software expense	432	389	43	11%	1,208	996	212	21%
Bank franchise tax	530	388	142	37%	1,541	1,136	405	36%
Professional fees	716	493	223	45%	1,871	1,697	174	10%
Data processing fees	553	469	84	18%	1,630	1,652	(22)	(1)%
Loan servicing expense	274	280	(6)	(2)%	803	779	24	3%
Merger-related expenses	342	—	342	100%	342	—	342	100%
Other operating expenses	1,614	1,627	(13)	(1)%	5,531	4,451	1,080	24%
Total noninterest expenses	$16,127	$14,344	$1,783	12%	$45,870	$40,332	$5,538	14%

Salaries and employee benefits increased during the three and nine months ended September 30, 2026 over 2025, primarily reflecting increases in salaries due to investments in staffing and higher annual incentive compensation plan accruals as certain performance metrics were attained. Further contributing to the increases were higher stock-based compensation expense and employee medical insurance costs. The Company's number of full-time equivalent employees ("FTE's") has increased from 249 at September 30, 2025 to 261 at September 30, 2026.

FDIC assessment expense, which is based in part on asset size and capital levels, decreased during the nine months ended September 30, 2026 compared to the same period in 2025. The decreased expense primarily reflects an improvement in the financial ratio portions of the assessment rate reflecting a stronger capital position largely due to improved net income during 2026 and the capital raise completed in early 2025.

Computer software and equipment expenses increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 reflecting higher costs of system solutions enhancing security and operational efficiency throughout the organization.

Bank Franchise tax increased during the three and nine months ended September 30, 2026 compared to the same periods in 2025 due to a higher estimate for 2026, reflective of the Bank's capital level.

Professional fees increased during the three and nine months ended September 30, 2026 primarily due to higher expenses related to employee recruitment fees and legal fees on loan matters, as well as consulting fees in conjunction with the purchase of tax credits.

In September 2026, the Company entered into a Merger Agreement, which is discussed above and in Note 2. As a result, the Company incurred merger-related expenses totaling $342 thousand during the three and nine months ended September 30, 2026. These expenses are expected to occur through the closing date of the transaction, anticipated in the first quarter of 2027. There were no merger-related expenses incurred during the three and nine months ended September 30, 2025.

Other operating expenses increased during the nine months ended September 30, 2026 compared to the same period in 2025. The increase largely reflects higher expenses related to volume based costs, loan collection, and other loan costs as well as higher charitable contributions primarily driven by the Bank's matching of donations from a very successful "Give with BOC" campaign. Partially offsetting this was a decline in fraudulent transaction activity costs in 2026 compared to 2025.

Efficiency Ratio

The efficiency ratio of the Company was 68.76% and 64.06% for the three months ended September 30, 2026 and 2025, respectively and 69.02% and 66.68% for the nine months ended September 30, 2026 and 2025. The deterioration in the efficiency ratio during the 2026 periods reflects increases in noninterest expenses, partially offset by increases in net interest income. The efficiency ratio is not a measurement under GAAP. It is calculated by dividing noninterest expense by the sum of tax equivalent net interest income and noninterest income. The Company adjusts for non-recurring or non-operating items such as gains and losses on the investment portfolio and other gains/losses from OREO, repossessed or other assets, merger-related expenses, disposals of bank premises and equipment, etc. The tax rate utilized is 21%. The Company calculates and reviews this ratio as a means of evaluating operational efficiency.

The calculation of the efficiency ratio for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands)		(in thousands)
Summary of Operating Results:
Noninterest expenses (GAAP)	$16,127	$14,344	$45,870	$40,332
Less: Loss on sale of repossessed assets	15	—	54	133
Merger-related expenses	342	—	342	—
Adjusted noninterest expenses (Non-GAAP)	$15,770	$14,344	$45,474	$40,199

Net interest income	17,629	17,199	50,502	46,233

Noninterest income (GAAP)	5,296	5,165	18,814	1,528
Less: Gain (Loss) on the sale and disposal of premises and equipment	7	(2)	3	(18)
Less: Gain on the sale of other assets	—	—	3,486	—
Less: (Loss) on the sale of securities	—	—	—	(12,425)
Adjusted noninterest income (Non-GAAP)	$5,289	$5,167	$15,325	$13,971
Tax equivalent adjustment (1)	17	25	55	79
Total net interest income and noninterest income, adjusted (Non-GAAP)	$22,935	$22,391	$65,882	$60,283

Efficiency ratio	68.76%	64.06%	69.02%	66.68%

(1)
Includes tax-equivalent adjustments on loans and securities using the federal statutory tax rate of 21%.

Income Taxes

The following table presents the Company's income tax provision and effective tax rate for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Income tax expense	$998	$1,324	$3,461	$536
Effective income tax rate	17.36%	19.17%	20.44%	12.14%

Income tax expense for the three months ended September 30, 2026 was comprised of federal and state income taxes of $850 thousand and $148 thousand, respectively. For the three months ended September 30, 2025, the Company recognized income tax expense of $1.3 million, comprised of federal and state income taxes of $1.3 million and $27 thousand, respectively.

For the nine months ended September 30, 2026, income tax expense was comprised of federal and state income taxes of $3.2 million and $260 thousand, respectively. For the nine months ended September 30, 2025, the Company recognized federal and state income taxes of $452 thousand and $84 thousand, respectively.

Income tax expense decreased during the third quarter 2026 compared to the 2025 period due to the purchase of tax credits, which resulted in a negative adjustment to income tax expense of $400 thousand, and lower income recognized during the 2026 quarterly period.

The increase in income tax expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily reflects the higher level of net income recognized during the 2026 year-to-date period compared to the same 2025 period. Additionally, during the second quarter of 2026, there was an adjustment to the proportional amortization expense for investments in qualified rehabilitation credits and tax credits on qualified affordable housing project investments of $174 thousand based on final 2025 income tax results. These increases were partially offset by tax credits purchased during the third quarter of 2026.

The effective tax rate was 17.36% and 20.44% for the three and nine months ended September 30, 2026, respectively. The effective tax rate varied from the statutory rate primarily due to the purchase of $5 million of tax credits at a discounted rate of $0.93/dollar, partially offset by $342 thousand of merger-related expenses, that are non-deductible for tax purposes, in connection with the Company's proposed merger with JMSB announced in September 2026.

The effective tax rate for the three and nine months ended September 30, 2025 was 19.17% and 12.14%, respectively, reflecting the recognition of tax-exempt life insurance income and the Company's balance sheet repositioning transaction in March 2025 discussed in the "Non-GAAP Financial Measures" section above.

Business Segments

The Company has three reportable operating segments: community banking, marine lending and wealth management. See Note 17 to the Consolidated Financial Statements.

The following table presents a summarized statement of operations for the community banking business segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest Income	$23,176	$23,429	$(253)	(1)%	$67,024	$66,383	$641	1%
Interest Expense	6,529	7,466	(937)	(13)%	19,598	23,806	(4,208)	(18)%
Net interest income	$16,647	$15,963	$684	4%	$47,426	$42,577	$4,849	11%
Gain on sale of loans	1,255	1,012	243	24%	2,913	2,545	368	14%
(Loss) on the sale of securities	—	—	—	—%	—	(12,425)	12,425	NM
Other noninterest income	2,254	2,284	(30)	(1)%	10,049	6,122	3,927	64%
Net Revenue	20,156	19,259	897	5%	60,388	38,819	21,569	56%
Provision for credit losses	572	551	21	4%	5,489	2,722	2,767	102%
Noninterest expense	14,797	13,283	1,514	11%	42,496	37,334	5,162	14%
Income (Loss) before taxes	4,787	5,425	(638)	(12)%	12,403	(1,237)	13,640	(1,103)%
Income tax expense (benefit)	725	1,011	(286)	(28)%	2,463	(640)	3,103	485%
Net Income (Loss)	$4,062	$4,414	$(352)	(8)%	$9,940	$(597)	$10,537	(1,765)%

Net interest income increased during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 primarily due to income earned on non-marine loans as well as reductions in time deposit interest expense due primarily to lower average rates paid, and borrowings interest expense as FHLB advances have matured. These increases were partially offset by decreased earnings attributable to the reduced level of interest-earning deposit balances in other banks as cash was deployed to payoff the Company's remaining FHLB advances and fund loan growth, as well as a net increase in interest expense paid on lower cost customer savings interest-bearing demand deposit balances, reflecting average balance growth. For the nine months ended September 30, 2026, net interest income increased over the nine months ended September 30, 2025 due to the investment securities portfolio, which was restructured in the first quarter of 2025 whereby lower yielding investment securities were sold and replaced with higher yielding securities.

Provision for credit losses reflects an increase in historical loss factors due to non-marine loan net charge-offs totaling $1.0 million and $2.9 million for the three and nine months ended September 30, 2026, respectively, as well as specific reserves of $2.8 million. Provision for credit losses for the three and nine months ended September 30, 2025 reflects net charge-offs totaling $1.8 million and $2.8 million, respectively, as well as specific reserves of $333 thousand. The increase in the specific reserve was primarily attributable to three commercial loan relationships for which specific allocations were adjusted based on updated collateral information, and two new nonaccrual relationships requiring specific allocations were added during the 2026 year-to-date period.

Gain on sale of loans increased during the three and nine months ended September 30, 2026 compared to the same 2025 periods. Higher sales volume drove the increase during the three months ended September 30, 2026 compared to three months ended September 30, 2025. For the nine months ended September 30, 2026, sales volume was slightly lower, however certain mortgage loans sold from portfolio during the nine months ended September 30, 2025 were priced at par, thereby causing gain on sale income during the 2025 year-to-date period to be lower.

Other noninterest income increased during the nine months ended September 30, 2026 over the nine months ended September 30, 2025 primarily due to income from holdings in small business investment companies and the Company's sale of its membership interest in Bearing to an unaffiliated third party. A pre-tax gain on the sale in the amount of $3.5 million was recognized as a gain on sale of other assets during the second quarter of 2026.

Loss on the sale of securities during the nine months ended September 30, 2025 resulted from the Company's execution of balance sheet repositioning transactions within its investment securities portfolio in March 2025. Available for sale debt securities totaling $99.2 million, with a fair value of $86.8 million, were sold and a pre-tax loss of $12.4 million was recognized.

Noninterest expense increased during the three and nine months ended September 30, 2026 over the 2025 periods primarily due to an increase in salaries and employee benefits, reflecting the Company's continued investment in staffing and increased benefits expenses including annual incentive plan accruals, medical insurance, 401K match, and stock-based compensation. Additional noninterest expense increases related to bank franchise tax, merger-related expenses, loan costs and charitable contributions.

Income tax expense for the three months ended September 30, 2026 decreased from the three months ended September 30, 2025 primarily due to the purchase of $5 million of tax credits, which resulted in a negative adjustment to income tax expense of $400 thousand. The increase in income tax expense during the nine months ended September 30, 2026 was primarily due to the Company's net income level compared to the nine months ended September 30, 2025, partially offset by the tax credit adjustment. The 2025 period included the recognized loss on the sale of securities during the first quarter of 2025.

The following table presents a summarized statement of income for the marine lending segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest Income	$2,042	$2,504	$(462)	(18)%	$6,395	$7,867	$(1,472)	(19)%
Interest Expense (1)	706	914	(208)	(23)%	2,256	3,148	(892)	(28)%
Net interest income	$1,336	$1,590	$(254)	(16)%	$4,139	$4,719	$(580)	(12)%
Net Revenue	1,336	1,590	(254)	(16)%	4,139	4,719	(580)	(12)%
Provision for (recovery of) credit losses	478	561	(83)	(15)%	1,025	291	734	252%
Noninterest expense	81	96	(15)	(16)%	265	326	(61)	(19)%
Income before taxes	777	933	(156)	(17)%	2,849	4,102	(1,253)	(31)%
Income tax expense	163	198	(35)	(18)%	598	863	(265)	(31)%
Net Income	$614	$735	$(121)	(16)%	$2,251	$3,239	$(988)	(31)%

(1) Allocation of interest expense is a function of the Bank's internal cost of funds rate and the average loan balance of the marine lending portfolio.

Net revenues declined as pay downs reduced the portfolio balance and are not being replaced with new loan originations. The marine loan portfolio totaled $152.4 million and $185.9 million at September 30, 2026 and September 30, 2025, respectively.

Changes in the provision for credit losses for the three and nine months ended September 30, 2026 compared to the same periods in 2025 reflected an increase in the historical loss factor due to cumulative net charge-off activity, a specific reserve allocation, and declining loan balances. For the three months ended September 30, 2026, the effect of declining loan balances more than offset the other drivers resulting in a year-over-year decrease compared to three months ended September 30, 2025.

For the three months ended September 30, 2026, the marine segment had net recoveries of $8 thousand compared to net charge-offs of $467 thousand during the three months ended September 30, 2025. Net charge-offs were $359 thousand and $581 thousand for the nine months ended September 30, 2026 and 2025, respectively. Additionally, at September 30, 2026 specific reserve allocations totaled $557 thousand, compared to none at September 30, 2025.

The following table presents a summarized statement of income for the wealth management segment for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Interest Income	$—	$—	$—	—%	$—	$—	$—	—%
Interest Expense	—	—	—	—%	—	—	—	—%
Net Interest Income	$—	$—	$—	—%	$—	$—	$—	—%
Other noninterest income	$1,787	$1,869	$(82)	(4)%	$5,852	$5,286	$566	11%
Net Revenue	1,787	1,869	(82)	(4)%	5,852	5,286	566	11%
Noninterest expense	762	839	(77)	(9)%	2,345	2,298	47	2%
Income before taxes	1,025	1,030	(5)	(0)%	3,507	2,988	519	17%
Income tax expense	215	216	(1)	0%	736	627	109	17%
Net Income	$810	$814	$(4)	(0)%	$2,771	$2,361	$410	17%

Net revenue during the three months ended September 30, 2026 decreased from the 2025 period and increased during nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The 2026 periods reflect increases in trust services income resulting from fees earned on a higher level of assets under management and higher levels of termination fees, and decreases in investment sales revenue and estate settlement fees. Assets under management were $601.6 million and $543.2 million at September 30, 2026 and 2025, respectively.

FINANCIAL CONDITION

Select financial condition data is presented in the following table:

	September 30,	December 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Securities available for sale	$103,071	$119,543	$(16,472)	(14)%
Loans	1,531,942	1,473,077	58,865	4%
Allowance for credit losses	(18,533)	(15,320)	(3,213)	21%
Total assets	1,870,465	1,888,626	(18,161)	(1)%
Total deposits	1,623,246	1,607,360	15,886	1%
FHLB advances	—	40,000	(40,000)	(100)%
Total shareholders' equity	195,287	188,839	6,448	3%

Securities

The carrying amounts of the Company's available for sale securities are as follows:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent	Amount	Percent
Obligations of U.S. government corporations and agencies	$6,781	7%	$7,444	6%
U.S. Treasury securities	5,914	6%	10,001	8%
Mortgage-backed securities	65,388	63%	75,129	63%
Collateralized mortgage obligations	20,923	20%	22,495	19%
Subordinated debt	4,065	4%	4,474	4%
Total securities available for sale at fair value	$103,071	100%	$119,543	100%

Total securities available for sale decreased $16.5 million, or 13.78% during the nine months ended September 30, 2026. The Company purchased $16.2 million of securities during the nine months ended September 30, 2026 and had total maturities, calls, and principal repayments of $29.0 million. There were no sales during the nine months ended September 30, 2026.

Net unrealized loss on available for sale securities was $10.4 million at September 30, 2026 as compared to a net unrealized loss of $6.7 million at December 31, 2025. Unrealized gains or losses on available for sale securities are reported within shareholders’ equity, net of the related deferred tax effect, as accumulated other comprehensive income (loss).

The primary cause of the unrealized losses at September 30, 2026 and December 31, 2025 was changes in market interest rates, rather than other market conditions or credit concerns of the issuers over the time between purchase and measurement periods. Since the losses can be primarily attributed to changes in market interest rates and conditions and not expected cash flows or an issuer’s financial condition and management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, the Company concluded a credit loss did not exist.

Loan Portfolio

The Company’s primary use of funds is supporting lending activities from which it derives the greatest amount of interest income. Details of the Company's loan portfolio are presented below:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Mortgage real estate loans:
HELOCs	$60,024	4%	$58,640	4%
Residential First Lien - Investor	104,664	7%	107,307	7%
Residential First Lien - Owner Occupied	194,889	13%	178,807	12%
Residential Junior Liens	10,553	1%	10,724	1%
Total residential real estate loans	370,130	25%	355,478	24%
Commercial - Owner Occupied	355,269	23%	298,853	20%
Commercial - Non-Owner Occupied & Multifamily	389,986	25%	398,926	27%
Total commercial real estate loans	745,255	48%	697,779	47%
Construction & Secured by Farmland	96,150	6%	82,336	6%
Total mortgage real estate loans	1,211,535	79%	1,135,593	77%
Commercial and industrial loans	125,289	8%	113,224	8%
Marine loans	152,352	10%	175,639	12%
Consumer loans	26,715	2%	28,742	2%
Other loans	12,585	1%	14,264	1%
Total loans	1,528,476	100%	1,467,462	100%
Net deferred loans costs and premiums	3,466		5,615
Gross loans	$1,531,942		$1,473,077

Gross loans were $1.53 billion and $1.47 billion at September 30, 2026 and December 31, 2025, respectively. This represents an increase of $58.9 million, or 4.00%, during the nine months ended September 30, 2026. The ratio of gross loans to deposits increased during the nine months ended September 30, 2026 from 91.65% at December 31, 2025 to 94.38% at September 30, 2026 reflecting increases in gross loans and deposits during the same time period.

The loan portfolio consists primarily of loans for owner-occupied single-family dwellings and loans secured by commercial real estate. The increase in gross loans was primarily attributable to growth within real estate loans including the commercial owner occupied, residential owner occupied and construction and farmland portfolios. SBA loan sales, marine loan portfolio paydowns, and significant payoffs of matured commercial and industrial and municipal notes, partially offset new growth.

During the nine months ended September 30, 2026, through the normal course of business, $80.8 million in loans were sold, consisting of $61.9 million in mortgage loans originated for sale and $18.9 million of SBA commercial loans.

Residential owner occupied loans increased $16.1 million, or 8.99%, since December 31, 2025, with most of the growth occurring during the third quarter of 2026. The increase reflects a shift in market demand toward non-conforming adjustable-rate loans in response to the rising interest rate environment. These loans are less interest rate sensitive than conforming fixed-rate mortgages originated for sale.

Commercial real estate loans increased during the nine months ended September 30, 2026 reflecting growth in the owner occupied and construction portfolios. The Company experienced steady activity across commercial business lines reflecting its focus on relationship-based lending in its core markets.

Marine loans are declining due to normal paydowns and payoffs only. At present, the Company is not accepting new marine business and expects to hold the remaining outstanding loans until they are ultimately repaid.

Allowance for Credit Losses on Loans

The purpose of, and the methods for, measuring the allowance for credit losses on loans are discussed in Note 1 to the Consolidated Financial Statements in the 2025 Form 10-K.

The following table presents the activity in the allowance for credit losses on loans and related ratios for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$18,306	$15,979	$15,320	$15,027
Charge-Offs
Construction & secured by farmland	(301)	—	(301)	—
Residential real estate	—	—	—	(30)
Commercial real estate	—	(1,660)	(1,586)	(2,631)
Commercial	(683)	(219)	(1,018)	(353)
Marine	—	(467)	(369)	(581)
Consumer	(70)	(37)	(110)	(127)
Other	(41)	(34)	(135)	(106)
Total charge-offs	(1,095)	(2,417)	(3,519)	(3,828)
Recoveries
Construction & secured by farmland	1	1	4	4
Residential real estate	7	44	157	296
Commercial real estate	—	—	—	—
Commercial	22	32	59	110
Marine	8	—	10	—
Consumer	5	21	26	34
Other	18	19	36	34
Total recoveries	61	117	292	478
Net (charge-offs)	(1,034)	(2,300)	(3,227)	(3,350)
Provision for credit losses on loans	1,261	1,131	6,440	3,133
Balance at end of period	$18,533	$14,810	$18,533	$14,810
Net (charge-offs) to average loans (annualized)	(0.27)%	(0.63)%	(0.29)%	(0.31)%
Allowance for credit losses on loans as a percentage of gross loans	1.21%	1.01%	1.21%	1.01%

During the nine months ended September 30, 2026, the Company recorded charge-offs of $3.5 million primarily due to three relationships. These included: i) a $1.6 million partial write-down of a single multifamily relationship to the fair value of the underlying collateral, net of estimated selling costs; ii) a $507 thousand partial write-down on a commercial and industrial syndicated relationship in conjunction with a restructuring by the lead bank; and iii) a $426 thousand charge-off upon completion of a foreclosure and liquidation sale of commercial real estate and business assets. The remaining charge-offs were attributable to smaller relationships, including marine vessels and commercial loans secured by equipment as well as writeoffs of overdraft and credit card accounts.

Recoveries recognized during the nine months ended September 30, 2026 totaled $292 thousand, largely due to a recovery on a residential mortgage loan.

During the nine months ended September 30, 2025, charge-offs primarily reflected losses on three marine vessels that were repossessed, a $468 thousand partial write-down on a nonaccrual owner-occupied commercial real estate loan, and write-downs totaling $2.2 million, which included a $1.2 million deficiency balance, related to a non-owner occupied commercial loan relationship consisting of four residential multifamily income producing properties.

Recoveries during the nine months ended September 30, 2025 totaled $478 thousand resulting in net charge-offs of $3.4 million for the nine months ended September 30, 2025.

The increase of 20 basis points in the allowance for credit losses on loans to gross loans ratio largely reflects growth in the portfolio and the increase in specific reserve allocations required at September 30, 2026. The increase was also attributable to changes in historical loss ratios, primarily within the marine and non‑owner occupied commercial real estate portfolios, partially offset by a decrease in qualitative factors. The qualitative factor for the nature, terms, and volume of the loan portfolio is intended to capture incremental risk arising from portfolio growth that is not otherwise reflected in the quantitative estimate. During the three months ended September 30, 2026, this factor was refined to provide a more representative assessment of sustained portfolio growth trends and their relationship to expected credit losses. This refinement was the primary reason for the lower qualitative factor adjustment.

Management believes that the allowance for credit losses on loans is currently adequate to absorb the current expected losses in the loan portfolio.

Credit Risk, Nonperforming Assets and Other Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually to classify the loans as to credit risk on a quarterly basis. The following table presents credit risk ratings as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	Percent to Total Loans	Amount	Percent to Total Loans
Risk categories
Pass	$1,449,121	95%	$1,396,752	95%
Special Mention	59,192	4%	54,752	4%
Classified	20,163	1%	15,958	1%
Total loans	$1,528,476	100%	$1,467,462	100%

Loans risk rated as special mention, which exhibit negative trends and potential weaknesses, include loans with stale financial information. Of the total special mention loans, $32.6 million had stale financial information at September 30, 2026 compared to $35.7 million at December 31, 2025. The increase in total special mention loans was largely due to additions for potential credit weakness reflecting insufficient debt service coverage ratio, reduction in income, bankruptcy notice, as well as the lack of current financial information required to complete annual reviews. Partially offsetting the increase were upgrades upon receipt and review of current financial information, principal reductions, and the migration of one relationship to classified.

Loans risk rated as classified, include substandard, doubtful, and loss loans increased primarily due to two commercial real estate relationships and a marine relationship and were partially offset by write-downs to already existing classified relationships and a large loan payoff. The additions to classified include a $3.6 million multifamily loan which moved to nonaccrual status during the second quarter, and a $4.1 million non-owner occupied office building that is active and accruing, however was downgraded from special mention to classified during the first quarter of 2026 due to cash flow concerns and a $905 thousand marine vessel.

All other loans were classified as pass, exhibiting acceptable history of profits, cash flow ability and liquidity.

Nonperforming assets and related ratios are detailed in the table below:

(dollars in thousands)	September 30, 2026	December 31, 2025
Nonaccrual loans	$15,641	$14,398
Loans past due 90 days or more and accruing interest	104	60
Other real estate owned and repossessed assets	250	135
Total nonperforming assets	$15,995	$14,593

Allowance for credit losses on loans	$18,533	$15,320

Gross loans	$1,531,942	$1,473,077

Allowance for credit losses on loans to nonperforming assets	116%	105%

Allowance for credit losses on loans to total gross loans	1.21%	1.04%

Allowance for credit losses on loans to nonaccrual loans	118%	106%

Nonaccrual loans to total gross loans	1.02%	0.98%

Non-performing assets to period end gross loans, other real estate owned and repossessed assets	1.04%	0.99%

Nonperforming assets increased by $1.4 million during the nine months ended September 30, 2026, primarily reflecting additions of a $3.6 million multi-family loan and a $905 thousand marine loan to nonaccrual status, partially offset by paydowns, partial write-downs on nonaccrual loans including $1.6 million on a multi-family relationship, $507 thousand on a commercial and industrial relationship and $301 thousand on a construction and farmland relationship as well as a change in repossessed assets.

Total past due loans, as disclosed in Note 6 to the Consolidated Financial Statements, increased by $5.1 million and totaled $22.0 million at September 30, 2026 compared to $16.9 million at December 31, 2025. The increase in past due loans primarily reflects loans secured by commercial real estate including three non-owner occupied commercial real estate loans totaling $9.4 million that became past due during the nine months ended September 30, 2026, as well as a marine relationship totaling $905 thousand. These increases were partially offset partial write-downs and the movement of two relationships into current status during the nine months ended September 30, 2026, a $2.1 million restructuring of a commercial and industrial relationship and a $1.9 million non-owner occupied commercial real estate loan. The loans that primarily drove the increase in past due balances are rated special mention and classified.

Nonaccrual loans are risk rated as classified and comprised the majority of the classified loan balance as previously described. Management evaluates the financial condition of borrowers and the value of any collateral on nonaccrual loans. The results of these evaluations are used to estimate the amount of losses which may be realized on the disposition of these nonaccrual loans and are reflected in the allowance for credit losses on loans. At September 30, 2026 total specific reserves of $3.4 million were required primarily reflecting five commercial loan relationships and one marine loan relationship, compared to specific reserves of $467 thousand at December 31, 2025.

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

Deposits

Total deposits were $1.62 billion and $1.61 billion at September 30, 2026 and December 31, 2025, respectively. This represents an increase of $15.9 million or 0.99% during the nine months ended September 30, 2026.

The following table provides the composition of total deposits at September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026	December 31, 2025	$ Change	% Change
Noninterest bearing demand deposits	$453,481	$432,171	$21,310	5%
NOW accounts	299,776	322,687	(22,911)	(7)%
Money market accounts	312,759	282,828	29,931	11%
Regular savings accounts	118,045	123,030	(4,985)	(4)%
Time deposits less than $250,000	256,390	262,390	(6,000)	(2)%
Time deposits $250,000 and more	182,795	184,254	(1,459)	(1)%
Total deposits	$1,623,246	$1,607,360	$15,886	1%
Core deposits (1)	$1,335,940	$1,304,733	31,207	2%
Core deposits as a percent of total deposits	82%	81%
Non-core deposits (2)	$287,306	$302,627	(15,321)	(5)%
Non-core deposits as a percent of total deposits	18%	19%

(1) Core deposits consist of checking accounts, NOW accounts, money market accounts, regular savings accounts and time deposits less than $250,000, excluding wholesale or brokered deposits.

(2) Non-core deposits consist of brokered deposits, CDARs and time deposits of $250,000 or more.

Total deposits increased $15.9 million with an increase in core deposits of $31.2 million during the nine months ended September 30, 2026. The increase in core deposits was in line with management's effort to grow these deposits to support loan expansion. Non-core deposits decreased $15.3 million primarily due to a decrease in brokered certificate of deposits.

In general, deposit pricing is done in response to monetary policy actions and yield curve changes. Local competition for funds also affects the cost of time deposits. Marketing efforts, including rate specials and emphasis on customer relationships are utilized to maintain maturing accounts and to acquire new time deposit accounts. At September 30, 2026, over 86% of deposits were fully FDIC insured.

CAPITAL RESOURCES

The Bank continues to be a well capitalized financial institution. Total shareholders’ equity at September 30, 2026 was $195.3 million, reflecting a percentage of total assets of 10.44%, as compared to $188.9 million and 10.00% at December 31, 2025. The $6.4 million increase in shareholders’ equity was primarily due to net operating income of $13.5 million earned during the nine months ended September 30, 2026, partially offset by an increase in unrealized losses on available for sale securities amounting to $3.0 million, net of tax, and dividends declared of $5.0 million. During each of the nine months ended September 30, 2026 and 2025, the Company declared dividends of $0.93 per share. The Company has a Dividend Investment Plan that allows shareholders to reinvest dividends in Company stock.

At September 30, 2026, the Bank met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions. The Bank monitors these ratios on a quarterly basis and has several strategies, including without limitation the issuance of common stock, to ensure that these ratios remain above regulatory minimums. The Bank's capital amounts and ratios are presented using the Federal Reserve's risk-based capital framework.

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

At September 30, 2026 and December 31, 2025, the Bank's regulatory capital and related ratios were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Tier 1 Capital:
Common stock	$1,682	$1,682
Capital surplus	9,773	9,773
Retained earnings	218,402	211,730
Nonmortgage servicing assets	(810)	(637)
Total Tier 1 capital	$229,047	$222,548
Common equity tier 1 capital	$229,047	$222,548
Tier 2 Capital:
Allowable portion of allowance for credit losses and reserve for off-balance sheet commitments	$18,934	$15,128
Total Tier 2 capital	$18,934	$15,128
Total risk-based capital	$247,981	$237,676

Risk weighted assets	$1,598,285	$1,530,835

Capital Ratios:
Common equity Tier 1 capital ratio	14.33%	14.54%
Tier 1 risk-based capital ratio	14.33%	14.54%
Total risk-based capital ratio	15.52%	15.53%
Tier 1 leverage ratio	12.28%	11.68%

Pursuant to the Federal Reserve’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement, qualifying bank holding companies with total consolidated assets of less than $3 billion, such as the Company, are not subject to consolidated regulatory capital requirements.

LIQUIDITY

Liquidity management involves meeting the present and future financial obligations of the Company with the sale or maturity of assets or with the occurrence of additional liabilities. Liquidity needs are met with cash on hand, deposits in banks, federal funds sold, unpledged securities classified as available for sale and loans maturing within one year. At September 30, 2026, liquid assets totaled $421.8 million as compared to $423.4 million at December 31, 2025. These amounts represented 25.18% and 24.91% of total liabilities at September 30, 2026 and December 31, 2025, respectively. The decrease during the nine months of 2026 was primarily due to a decrease in federal funds sold, which was mostly offset by increases in the balance of loans maturing within one year and non-pledged available for sale securities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

Management is also responsible for establishing and maintaining adequate internal control over the Company’s financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended). The Company is currently using the 2013 COSO Framework.

There were no changes in the Company’s internal control over financial reporting during the Company’s three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no material pending legal proceedings to which the Company is a party or of which the property of the Company is subject.

Item 1A. Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors represent material updates and additions to the risk factors previously disclosed in the 2025 Form 10-K. Additional risks not presently known, or that are currently deemed immaterial, may also adversely affect the Company’s business, financial condition or results of operations. Except as described below, there have been no material changes to the Company’s risk factors as disclosed in the 2025 Form 10-K.

Risks Related to the Pending Merger with JMSB

Because the exchange ratio is fixed, the number of shares of JMSB’s common stock to be issued in the proposed transaction will not be adjusted for changes in the market price of JMSB’s or the Company’s common stock.

Upon completion of the proposed transaction, each outstanding share of the Company’s common stock, except for certain specified shares, will be converted into the right to receive 2.00 shares of JMSB’s common stock. There will be no adjustment to the merger consideration based upon changes in the market price of JMSB’s common stock or the Company’s common stock prior to the time the proposed transaction is completed, and the merger agreement cannot be terminated due to a change in the price of JMSB’s common stock or the Company’s common stock. Accordingly, the value of the merger consideration at closing may differ significantly from its value on the date the merger agreement was signed or on the dates of the shareholder meetings. Stock price changes may result from a variety of factors, including general market and economic conditions, such as inflation, trade policies and tariffs, volatility in capital markets, volatility in real estate markets, interest and currency rate fluctuations, labor availability, supply chain disruptions, global pandemics and public health crises and responses thereto, weather catastrophes and geopolitical instability, including shutdowns and threats of shutdowns of the U.S. federal government, political instability and political violence, changes in each company’s respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of the Company.

The Company’s shareholders will have a reduced ownership and voting interest in the Company after the proposed transaction and will exercise less influence over management.

The Company’s shareholders currently have the right to vote for the election of directors and on other matters affecting the Company. Upon completion of the proposed transaction, each of the Company’s shareholders will hold a smaller percentage ownership of the combined company than such shareholder held prior to the proposed transaction. Based on shares outstanding as of June 30, 2026, and assuming that all holders of unvested restricted stock awards elect to receive shares of the Company’s common stock, it is currently expected that the Company’s existing shareholders as a group will own approximately 43.4% of the combined company’s common stock and former JMSB shareholders as a group will own approximately 56.6%. As a result, the Company’s existing shareholders will have less influence on the management and policies of the combined company than they now have on the management and policies of the Company.

Combining JMSB and the Company may be more difficult, costly or time-consuming than expected, and the anticipated benefits and cost savings of the proposed transaction may not be realized.

The success of the proposed transaction will depend on, among other things, the combined company’s ability to combine the businesses of JMSB and the Company. If the combined company is not able to successfully achieve this objective, the anticipated benefits of the proposed transaction may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual cost savings and anticipated benefits of the proposed transaction could be less than anticipated, and integration may result in additional unforeseen expenses.

JMSB and the Company have operated and, until the completion of the proposed transaction, will continue to operate, independently. A successful integration of JMSB’s business and the Company’s business will depend on the ability to consolidate operations, corporate cultures, systems and procedures and to eliminate redundancies and costs. It is possible that the integration process could result in difficulties, such as the loss of key employees, the disruption of the combined company’s ongoing businesses, the inability to maintain and increase competitive presence, loan and deposit attrition, customer loss and revenue loss, additional costs or unexpected problems with operations, personnel, technology and credit, or inconsistencies in technologies, standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits and cost savings of the proposed transaction. The loss of key employees could have an adverse effect on the combined company’s financial results and the value of its common stock. If the combined company experiences difficulties with the integration process, the anticipated benefits of the proposed transaction may not be realized fully, or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause current customers to move their accounts from the Company or JMSB to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources, and any problems with the assimilation of new operations, systems, sites or personnel could divert resources from banking operations. Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit the successful integration of the Company and JMSB. These integration matters could have an adverse effect on each of the Company and JMSB during this transition period and for an undetermined period after consummation of the proposed transaction.

Combining JMSB and the Company may fail to realize the anticipated synergies of the proposed transaction.

The success of the proposed transaction will depend, in part, on the ability to realize the anticipated expense synergies and revenue synergies from combining the businesses of JMSB and the Company. To realize the anticipated synergies from the proposed transaction, JMSB and the Company must integrate and combine their businesses in a manner that permits those synergies to be realized, without adversely affecting current revenues and future growth. If JMSB and the Company are not able to successfully achieve these objectives, the anticipated benefits of the proposed transaction may not be realized fully or at all or may take longer to realize than expected. In addition, the actual expense synergies of the proposed transaction could be less than anticipated, and integration may result in additional and unforeseen delays and expenses.

An inability to realize the full extent of the anticipated benefits of the proposed transaction, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results of the combined company, which may adversely affect the value of the combined company’s common stock after the completion of the proposed transaction.

The Company and JMSB have incurred, and the combined company following the closing of the proposed transaction expects to incur, substantial expenses related to the proposed transaction and integration.

The Company and JMSB have incurred and expect to incur significant non-recurring costs associated with the proposed transaction. These costs include legal, financial advisory, accounting, consulting and other advisory fees, employee benefit-related costs, public company filing fees and other regulatory fees, printing costs and other related costs. Some of these costs are payable by either the Company or JMSB regardless of whether the proposed transaction is completed and may adversely impact the Company's and JMSB's earnings.

The combined company expects to incur substantial expenses in connection with consummation of the proposed transaction and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies, including facilities and systems consolidation costs and employment-related costs. The Company and JMSB may also incur additional costs to retain key employees. Although the Company and JMSB have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses, and additional unanticipated costs may be incurred in the combination of the businesses of the Company and JMSB. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the proposed transaction could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the consummation of the proposed transaction. As a result of these expenses, both the Company and JMSB expect to take charges against their earnings before and after the completion of the proposed transaction. The charges taken in connection with the proposed transaction are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present. There an be no assurance that the anticipate benefits and cost savings related to the integration of the businesses will be realized to offset these transaction and integration expenses over time.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated, cannot be met, or that could have an adverse effect on the combined company following the consummation of the proposed transaction.

Before the proposed transaction may be completed, various approvals, consents, waivers, and/or non-objections must be obtained from, or notices must be filed with, the Federal Reserve, the Virginia Bureau of Financial Institutions and other regulatory authorities in the United States. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political or regulatory environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business following the proposed transaction or require changes to the terms of the proposed transaction. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of the proposed transaction, imposing additional material costs on or materially limiting the revenues of the combined company following the proposed transaction or otherwise reducing the anticipated benefits of the proposed transaction if the proposed transaction were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the proposed transaction. The completion of the proposed transaction is conditioned on the receipt of the requisite regulatory approvals without the imposition of any condition or restriction that would reasonably be expected to be materially burdensome to the business, operations, capital, financial condition or results of operations of JMSB or the Company following the closing (a “burdensome condition”) and the expiration of all statutory waiting periods. Additionally, the completion of the proposed transaction is conditioned on the absence of certain laws, orders, injunctions or decrees issued by any court or governmental entity of competent jurisdiction that would prevent, prohibit or make illegal the consummation of the proposed transaction or any of the other transactions contemplated by the merger agreement.

If the consummation of the proposed transaction is delayed, including by a delay in receipt of necessary regulatory approvals, a denial of a regulatory application, or the imposition of a burdensome condition, the ongoing business and financial results of each company may also be adversely affected.

Failure to complete the proposed transaction could negatively affect the share prices, future business and financial results of JMSB and the Company.

The completion of the proposed transaction is subject to a number of customary conditions which must be fulfilled in order to complete the proposed transaction. These conditions to the consummation of the proposed transaction may not be fulfilled and, accordingly, the proposed transaction may not be completed. In addition, if the proposed transaction is not completed by September 30, 2027, either JMSB or the Company may choose to terminate the merger agreement at any time after that date if the failure to consummate the transactions contemplated by the merger agreement is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement, before or after shareholder approval. JMSB and the Company may elect to terminate the merger agreement in other circumstances as well. If the merger agreement is terminated under certain circumstances, either JMSB or the Company may be required to pay a termination fee of $10.1 million to the other party.

If the proposed transaction is not consummated, the ongoing business and financial results of each company may be adversely affected and each company will be subject to risks, including significant declines in its share price to the extent that the current market prices reflect an assumption by the market that the proposed transaction will be completed, litigation related to any failure to complete the proposed transaction, and negative reactions from their respective customers and employees. If the consummation of the proposed transaction is delayed, including by the receipt of a competing acquisition proposal, the business, financial condition and results of operations of each company may be adversely affected.

In addition, each company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the proposed transaction is not completed, the companies would have to recognize these expenses without realizing the expected benefits of the proposed transaction. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the proposed transaction, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to each company’s ongoing business during the pendency of the proposed transaction, could have an adverse effect on each company’s business, financial condition and results of operations.

Additionally, JMSB’s or the Company’s business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the proposed transaction, without realizing any of the anticipated benefits of completing the proposed transaction, and the market price of JMSB’s common stock or the Company’s common stock might decline to the extent that the current market price reflects a market assumption that the proposed transaction will be completed. If the merger agreement is terminated and a company’s board of directors seeks another merger or business combination, such company’s shareholders cannot be certain that such company will be able to find a party willing to engage in a transaction on more attractive terms than the proposed transaction.

The Company will be subject to business uncertainties and contractual restrictions while the proposed transaction is pending.

Uncertainty about the effect of the proposed transaction on counterparties to contracts, employees, customers (including depositors and borrowers), suppliers, vendors and other parties may have an adverse effect on the Company’s business, financial condition and results of operations. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel and customers pending the consummation of the proposed transaction, and could cause those who deal with the Company to seek to change existing business relationships with the Company or fail to extend an existing relationship. In addition, competitors may target the Company’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the proposed transaction.

The pursuit of the proposed transaction and the preparation for the integration of the two companies may place a significant burden on the Company’s management and internal resources. In addition, the merger agreement restricts the Company from taking certain actions without JMSB’s consent while the proposed transaction is pending. These restrictions could have an adverse effect on the Company’s business, financial condition and results of operations.

The merger agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to the Company’s shareholders.

The merger agreement generally prohibits the Company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding, any acquisition proposal or offers for competing transactions. If the merger agreement is terminated under certain circumstances, the Company may be required to pay JMSB a termination fee of $10.1 million. The Company also has an unqualified obligation to submit the proposed transaction to a vote of its shareholders, even if the Company receives an unsolicited proposal that its board of directors believes is superior to the proposed transaction. In addition, each member of the Company’s board of directors and certain of its officers, in their capacities as shareholders, have entered into voting agreements that require them, among other things, to vote their shares in favor of the proposed transaction and against alternative transactions, subject to certain exceptions. These provisions could discourage a potential third party from pursuing, announcing or submitting a business combination proposal that might result in greater value to the Company’s shareholders than the proposed transaction.

Litigation relating to the proposed transaction could result in significant costs, management distraction, and/or a delay of or injunction against the proposed transaction, and/or otherwise negatively impact the business and operations of the Company and JMSB.

While the Company and JMSB believe that any claims that may be asserted by purported shareholder plaintiffs related to the proposed transaction would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the proposed transaction from being completed in a timely manner. The existence of litigation related to the proposed transaction could affect the likelihood of obtaining the required approvals from shareholders of the Company and JMSB. Moreover, any litigation could be time-consuming and expensive and divert the attention of management of the Company and JMSB away from their regular business. Further, any lawsuit adversely resolved against the Company, JMSB or members of the Company’s or JMSB’s boards of directors could have an adverse effect on each party’s business, financial condition and results of operations.

If any action remains unresolved, it could prevent or delay the completion of the proposed transaction. One of the conditions to the consummation of the proposed transaction is that no law, order, injunction or decree issued by any court or governmental entity of competent jurisdiction that would restrict, prohibit or make illegal the completion of the proposed transaction or any of the other transactions contemplated by the merger agreement be in effect. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a regulatory authority issues an order or other directive restricting, prohibiting or making illegal the consummation of the transactions contemplated by the merger agreement (including the proposed transaction), then such injunctive or other relief may delay or prevent the proposed transaction from becoming effective in a timely manner or at all and could result in significant costs to the Company and/or JMSB, including any cost associated with the indemnification of directors and officers of each company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table details the Company's purchases of its common stock during the third quarter of 2026 pursuant to its Stock Repurchase Program ("the Program"). On June 17, 2026, the Board of Directors of the Company re-authorized the purchase of up to 150,000 shares for repurchase under the Program. The Program expires on June 30, 2027.

	Issuer Purchases of Equity Securities
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that may Yet Be Purchased Under the Plan
				150,000
July 1 - July 31, 2026	—	$—	—	150,000
August 1 - August 31, 2026	—	—	—	150,000
September 1 - September 30, 2026	—	—	—	150,000
	—	$—	—	150,000

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

The following exhibits are filed with this Form 10-Q or incorporated by reference to previous filings. This list includes the exhibit index:

2.1

Agreement and Plan Of Merger, by and among John Marshall Bancorp, Inc., George Sub, Inc. and Eagle Financial Services, Inc., dated September 7, 2026 (incorporated herein by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K, filed on September 8, 2026).*

10.1	Form of Eagle Financial Services, Inc. Voting Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 8, 2026).

10.2	Form of John Marshall Bancorp, Inc. Voting Agreement (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, filed on September 8, 2026).

31.1	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (iv) Consolidated Statements of Changes in Shareholders' Equity, (v) Consolidated Statements of Cash Flows and (vi) notes to Consolidated Financial Statements.

104	The cover page from the Eagle Financial Services, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL (included with Exhibit 101).

* Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K, as applicable. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 9th day of November, 2026.

Eagle Financial Services, Inc.

By:	/S/ BRANDON C. LOREY
Brandon C. Lorey President and Chief Executive Officer

By:	/S/ KATHLEEN J. CHAPPELL
Kathleen J. Chappell Executive Vice President, Chief Financial Officer